Form 10-Q
period 2012-09-30
Sector 5, Inc.
filed 2012-11-14
CIK 1550737

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-181742

SECTOR 5, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	45-5042353
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

2186 Darby Street, Escondido, California 92025
(Address of Principal Executive Offices)

(702) 406-6848
(Issuer’s telephone number)
___________________
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YeS  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2012:   15,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒   No  ☐

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

Item 1.   Financial Information

FINANCIAL STATEMENTS

SECTOR 5, INC.
Financial Statements

Page
Financial Statements:

Balance Sheets, September 30, 2012 (unaudited) and April 30, 2012 (audited)	F-1

Statement of Operations, for the three month period ended September 30, 2012 (unaudited) and for the period April 11, 2012 (date of inception) through September 30, 2012 (unaudited)	F-2

Statement of Changes in Stockholders’ Equity (Deficit), for the period April 11, 2012 (date of inception) through September 30, 2012 (unaudited)	F-3

Statements of Cash Flows, for the three month period ended September 30, 2012 (unaudited) and for the period April 11, 2012 (date of inception) through September 30, 2012 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5

Sector 5, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	April 30,
	2012	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,974	$10,000
Total Current Assets	5,974	10,000

TOTAL ASSETS	$5,974	$10,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

Stockholders' Equity
Common stock: 75,000,000 authorized; $0.001 par value
15,000,000 shares issued and outstanding	15,000	15,000
Accumulated deficit during development stage	(9,026)	(5,000)
Total Stockholders' Equity	5,974	10,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,974	$10,000

See notes to unaudited financial statements

Sector 5, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended	April 11, 2012 (inception)
	September 30,	September 30,
	2012	2012
	(unaudited)	(unaudited)

Revenues	$-	$-

Operating Expenses
General and administrative	4,026	9,026
Total operating expenses	4,026	9,026

Net loss from operations	(4,026)	(9,026)

Income taxes	-	-

Net loss	$(4,026)	$(9,026)

Basic and diluted loss per share	$(0.00)

Weighted average number of shares outstanding	15,000,000

See notes to unaudited financial statements

Sector 5, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of April 11, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash from founder on April 27, 2012 for par at $.001	10,000,000	10,000	-		10,000

Common shares issued for services to founders on April 27, 2012 for par at $.001	5,000,000	5,000	-		5,000

Net loss (audited)				(5,000)	(5,000)

Balance as of April 30, 2012	15,000,000	15,000	-	(5,000)	10,000

Net loss (unaudited)				(4,026)	(4,026)

Balance, September 30, 2012	15,000,000	$15,000	$-	$(9,026)	$5,974

See notes to unaudited financial statements

Sector 5, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Three Months Ended September 30,	April 11, 2012 (inception) through September 30,
	2012	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,026)	$(9,026)
Stock based compensation	-	5,000
Net Cash Used in Operating Activities	(4,026)	(4,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-
Net Cash Provided by Financing Activates	-	-

Net increase (decrease) in cash and cash equivalents	(4,026)	10,000
Cash and cash equivalents, beginning of period	10,000	-
Cash and cash equivalents, end of period	$5,974	$5,974

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

SECTOR 5, INC.
(A Development Stage Entity)
Notes to the Financial Statements
As of September 30, 2012 (unaudited)
and for the period April 11, 2012 (date of inception)
through September 30, 2012 (unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations
SECTOR 5, INC. (“Sector 5” or the “Company”) was incorporated in the State of Nevada on April 11, 2012. Sector 5 plans to market its own brand under the brand name “Urban Street Apparel”. Because of the brand name Urban Street Apparel we plan to take advantage of the “USA” acronym in its marketing campaign. Sector 5’s intentions are to stay on the cutting edge of the swiftly changing young woman’s apparel market. Sector 5 plans to position itself deep in the fashion culture by introducing new styles and designs on an ongoing basis. As Urban Street Apparel will be a new brand coming into the marketplace, we also plan on reselling current existing popular brands as a draw to attract potential new customers while showcasing our own brand. That combined, with our innovative “fifth pocket” design and marketing, Urban Street Apparel plans to carve a distinctive niche in this lucrative, high margin, garment sector.

Development Stage Entity
The Company is a development stage company, with no revenues, in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities. The Company plans to market its own brand of women’s apparel as well as other established women’s apparel. The Company plans to market other more established brands on its internet site as a way to bring in potential customers and showcase the Sector 5 brand. Sector 5 plans to develop, manufacture, and market its own brand of denim jeans. The Company plans to market its products through its internet site, direct mailings, and eventually it has plans to establish a direct commissioned sales force.

Activities during the development stage primarily include related party equity-based and or equity financing transactions. Our efforts to date have been concentrated on financing, administrative efforts towards public compliance and our product’s development.

Management’s plan in regard to the development of operations, upon adequate funding, is to develop our base software. Work is planned for mapping-out the site structure and workforce questionnaires. Our overall goal is to complete the software questionnaire base content and link the software to web and mobile devices for marketplace launch.

Basis of Presentation
The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended September 30, 2012 and April 11, 2012 (date of inception) through September 30, 2012 ; (b) the financial position at September 30, 2012; and (c) cash flows for the three month periods ended September 30, 2012 and April 11, 2012 (date of inception) through September 30, 2012, have been made.

Use of Estimates
The Financial Statements have been prepared in conformity with U.S. GAAP, which requires using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these good faith estimates and judgments.

Financial Instruments
The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of September 30, 2012 and the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents
Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

Accounts Receivable, Credit
The Company currently has not generated any revenue from operations. The Company will be charging for referral fees at the time a referral is placed. Fee for referral will be based on a negotiation between third parties. There is no subscription base for belonging to the group. Billings will occur at the point of referral transmission and collection on customer accounts through credit cards or direct payments. The Company does not issue credit on services provided, therefore there will be no accounts receivable. No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

Software Development Costs and Capital Technology
The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the proprietary website technology, purchased from unrelated third party developers. Additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted.

Long-lived assets and intangible property:
Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

Share-based payments
Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

The Company may issue restricted stock to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company has not issue shares during the periods presented, however it anticipates that shares may be issued in the future.

Revenue recognition
The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has not issued guarantees or other warrantees on the success or results of references paid. The Company has no history and has not experienced any refund requests or committed to any adjustments for failed references. The Company does not believe that there is any required liability.

Advertising
The costs of advertising are expensed as incurred. Advertising expense was $0 for the period from inception (April 11, 2012) through September 30, 2012.

Research and Development
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. To current date, there have been no research and development expenses.

Income taxes
The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (loss) per share
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments and, thus, anti-dilution issues are not applicable.

Recent Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

2. Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet emerged from its development stage, has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Intangible Assets

There are no intangible assets of record as of September 30, 2012.

4. Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has not recognized operating losses generated from operations to date, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2012, deferred taxes amounted to approximately $3,400, off-set by a 100% valuation allowance.

The Company provides for income taxes, for the periods ended September 30, is as follows:

	2012
Current provision
Income tax provision (benefit) at statutory rate		$(3,100)
State income tax expense (benefit), net of federal benefit		300
Subtotal		(3,400)
Valuation allowance		3,400
	$	---

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of September 30, 2012 the Company has net operating loss carry forwards of approximately $3,400, which begin to expire in 2032.

5. Related Party Transactions

Loans from Shareholder
In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Notes are considered payable on demand and is non-interest bearing. The majority shareholder has pledged her support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this member.

The Company utilizes space provided by the majority shareholder without charge. Rent was $0 for all periods presented.

The Company does not have an employment contract with its key employee, the sole shareholder who is the Chief Executive and Chief Technical Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

6. Equity

The total number of shares of capital stock which the Company shall have authority to issue is seventy five million (75,000,000) common shares with a par value of $.001, of which 15,000,000 have been issued to the founder. The Company intends to issue additional shares in an effort to raise capital to fund its operations. Common shareholders will have one vote for each share held.

No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

7. Contingencies

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 2.      Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Plan of Operation

Sector 5 is a development stage women’s fashion design manufacturer located in Escondido, California.  Sector 5 plans to market its own brand under the brand name “Urban Street Apparel”.  Because of the brand name Urban Street Apparel we plan to take advantage of the “USA” acronym in its marketing campaign.  Sector 5’s intentions are to stay on the cutting edge of the swiftly changing young woman’s apparel market.  As the marketplace for high end fashion denim has increased dramatically over the last 7-10 years, Sector 5 plans to position itself deep in the fashion culture by introducing new styles and designs on an ongoing basis.  As Urban Street Apparel will be a new brand coming into the marketplace, we also plan on reselling current existing popular brands as a draw to attract potential new customers while showcasing our own brand.  That combined, with our innovative “fifth pocket” design and marketing, Urban Street Apparel plans to carve a distinctive niche in this lucrative, high margin, garment sector.

Sector 5 plans to establish its’ own brand name while using existing reseller programs for current popular brands to draw potential customers to its’ online presence.  We believe this is the most cost effective method to drive traffic to a young website.  While Sector 5 will be marketing competitors’ products initially, the Urban Street Apparel brand will be featured when the potential customer arrives at the site.  Immediate goals include the negotiation of reseller agreements, establishment of “fifth pocket” marketing/branding relationships and working on innovative garment design and proprietary detailing.

Results of Operation

The Company did not have any operating income from inception (April 11, 2012) through September 30, 2012. For the period from inception, April 11, 2012 through the quarter ended September 30, 2012, the registrant recognized a net loss of $9,026. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2012 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

Critical Accounting Policies

Sector 5, Inc. financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 1A.   Risk Factors.

The Company is a smaller reporting company and is not required to provide this information.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      Mine Safety Disclosures.

None.

Item 5.      Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECTOR 5, INC.

Date: November 14, 2012	By:	/s/ Jeannie Bacal
Jeannie Bacal
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Treasurer, Director