Form 10-K
period 2012-12-31
Sector 5, Inc.
filed 2013-04-16
CIK 1550737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 333-181742

Sector 5, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5042353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2186 Darby Street Escondido, California 92025
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 406-6848

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

For the year ended December 31, 2012, the issuer had no revenues.

As of February 15, 2013 the company was traded on the OTCBB under the symbol SECT. To date there have been no shares of the company’s stock traded and there can be no assurance that any such shares will trade in the future or that a liquid market will develop.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 15, 2013 was 20,000,000 shares.

Sector 5, Inc.
Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Sector 5, Inc.

PART 1

ITEM 1.  BUSINESS.

CORPORATE BACKGROUND

Sector 5, Inc. was incorporated in the State of Nevada on April 11, 2012 under the same name. Since inception, Sector 5, Inc. has not generated revenues and has accumulated losses from inception (April 11, 2012) in the amount of $16,879 as of audit date December 31, 2012. Sector 5, Inc. has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Sector 5, Inc. has yet to commence principle planned operations;  Sector 5, Inc. has commenced only minimal operations and has not generated revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.

Sector 5, Inc.’s administrative office is located at 2186 Darby Street, Escondido, California 92025.

Sector 5, Inc.’s fiscal year end is December 31.

Business Overview

Sector 5 is a women’s fashion design manufacturer located in Escondido, California. Sector 5 plans to market its own brand under the brand name “Urban Street Apparel”. Because of the brand name Urban Street Apparel we plan to take advantage of the “USA” acronym in our marketing campaigns. Sector 5’s intentions are to stay on the cutting edge of the swiftly changing young woman’s apparel market. As the marketplace for high end fashion denim has increased dramatically over the last 7-10 years, Sector 5 plans to position itself deep in the fashion culture by introducing new styles and designs on an ongoing basis. As Urban Street Apparel will be a new brand coming into the marketplace, we also plan on reselling current existing popular brands as a draw to attract potential new customers while showcasing our own brand. That combined, with our “fifth pocket” design and marketing, Urban Street Apparel plans to carve a distinctive niche in this lucrative, high margin, garment sector.

Current management is comprised of Jeannie C. Bacal, CEO, CFO, and President. Ms. Bacal’s responsibilities include acting as the company’s creative designer as well as determining the overall design direction of the company and its marketing strategy. Ms. Bacal has cultivated relationships with design consultants and manufacturing representatives. These targeted relationships encompass all the expertise required for operations during the development stage of the Company.

Product  Development

Standard denim jeans are generally constructed utilizing the “5 pocket” design. The design consists of two front pockets, two rear pockets, and the small “coin” pocket just above the right front pocket and just below the belt line. This much forgotten pocket will be one of the focal points of Sector 5’s product and marketing strategies. The design of that pocket will be one of the proprietary differences in the Urban Street Apparel brand.

Marketing

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

Goals include the negotiation of reseller agreements, establishment of “fifth pocket” marketing/branding relationships and working on innovative garment design and proprietary detailing.  We plan to continue our due diligence and solidify both short and long term marketing goals.  Once our placement is closed we plan to initiate full scale operations.  Within the next 12 months Sector 5 plans to have all current design board projects patterned, prototyped, and manufacturing requirements completed for wholesale and direct markets.

This section details our sales and marketing strategies for the next twelve months following placement of our offering.

Marketing – Year One
Sector 5 will utilize four (4) major marketing strategies to gain strategic access to the lucrative denim market. We coined the first strategy as “Fifth Pocket Marketing” as we believe it will be unique to the industry. We will then utilize more traditional marketing strategies including Online Marketing, a Commissioned sales force, and finally print media. The print media will be the most expensive as we plan to use a four color process and direct mailing. These strategies will be utilized in the order presented as it represents budget requirements that move from most cost effective to most expensive but very effective. Each successful level of marketing will help fund subsequent levels.

Fifth Pocket Marketing
Sector 5’s “Fifth pocket” marketing process is one of a kind in the denim garment industry.  Currently, most denim jeans are manufactured using the industry “five pocket” standard.  This design utilizes two front pockets, two rear pockets, and a “fifth” small “coin” pocket above the right front pocket.  This fifth pocket is placed for design only and has never really had a specific use especially in today’s marketplace.  Sector 5 will make specific use of this pocket to aid in marketing its products, specifically by offering potential customers additional perks and discounts that will be sewn into this pocket.  Sector 5 is currently exploring relationships with several “daily deal coupon” companies to offer special demographic specific offers that would add value to a Sector 5, Urban Street Apparel purchase.

Online Marketing
Through its online marketing program Sector 5 will be offering other brands of denim jeans to drive traffic to its’ website which will have all the latest functional technologies when completed. When a potential customer is driven to the site via the latest Search Engine Optimization (SEO) techniques, their attention will be diverted to the Urban Street Apparel (USA) brand by showcasing the USA brand and offering incentives especially through their “Fifth Pocket” marketing program.

Phase II Marketing – Year Two
Phase II of our marketing efforts focus on marketing our own brand products in year two.

Sector 5 plans to use a multi-faceted marketing plan that includes a high-end exclusive Urban Street Apparel brand website, elite catalogs, and a target specific marketing campaign directed to design consultants that cater to higher-end income clients.

Phase II of the marketing effort will commence in the second year of operations and once we have gained recognition.  Our plans include maximizing the potential of appropriate distribution channels using independent representatives who are experienced in accessory sales to high-end boutiques and upscale department stores.  We plan for these independent representatives to work as middlemen between Sector 5 and the retailer.  Their approach will be aggressive in that they will go directly to the retailers, work applicable trade shows, send samples, and work directly with other accessory representatives to penetrate their desired retail accounts.  Independent Representatives are paid a commission that is typically 15% plus expenses.  We plan to set the sales representatives with a monthly budget for samples and supplies which will be provided by the Company.

Growth Strategy of the Company

Our mission is to create and expand our own brand while cultivating and reselling new and alternative revenue generating products.  Selling existing products and brands through our marketing efforts is one of our strategies to direct customers to our “USA” brand.  While a strategic and wisely executed marketing campaign is vital to expanding our client base, developing superior quality products on an ongoing basis that appeal to our targeted market should ensure a solid operation built for long-term success.

Our mission is to offer stylish products that appeal to a large sector of the market while making them price point appealing.  We plan to create a brand that has a ‘you’re special” style or a “one-of-a-kind” feel with a personal attention to quality.  Our strategy is made in the USA and we don’t plan on making excessive quantities, but rather quantities that have a local influence.  We are confident we will be able to accomplish this branding goal for two reasons.  First, is that the recent downturn in the economy the last few years has made available to us manufactures that are available to produce our jean products in smaller quantities, but still at a competitive price point.  These manufacturers may not have previously been in the garment business, but they currently have the production capacity available and talented workforce to make the transition.  The second factor influencing our branding goals is the fact that these manufacturing facilities are not located overseas but rather they are US-based and geographically desirable.  We are able to drive to the manufacturer and work with them personally and timely  These advantages are immeasurable; including the ability toquickly take advantage of fashion trends as they become available and producing limited quantities that are available on a timely basis.

ITEM 1A.  RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

JEANNIE BACAL, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 15 HOURS PER WEEK TO COMPANY MATTERS.  ONCE THE PUBLIC OFFERING IS CLOSED, MS. BACAL PLANS TO SPEND THE TIME NECESSARY TO FINALIZE PRODUCT DEVELOPMENT, OVERSEE MANUFACTURING OF THE PRODUCTS, DIRECT THE SALES AND MARKETING CAMPAIGN, AND DIRECT THE PRIMARY OPERATIONS OF THE BUSINESS.  SHE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES.  THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE SHE MAY HAVE.  THIS COULD RESULT IN HER INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees on a full-time basis until revenue will support the expense.  Until that time, the responsibility of developing and furthering the company's business, offering and selling of the shares through this prospectus, and fulfilling the reporting requirements of a public company all fall upon Jeannie Bacal. While Ms. Bacal has business experience including management, she does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

WE ARE A DEVELOPMENT STAGE COMPANY AND THE COMPANY HAS GENERATED NO REVENUES AND DOES NOT HAVE AN OPERATING HISTORY.

The Company was incorporated on April 11, 2012, we have not yet commenced our principle business operations and we have not yet realized any revenues. We have minimal operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

AUDITOR’S GOING CONCERN

As shown in the financial statements accompanying this prospectus, Sector 5 has had no revenues to date and has incurred only losses since its inception. The Company has had no operations and has been issued a “going concern” opinion from our accountants, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON THE PROCEEDS OF THE PLANNED OFFERING. IF WE DO NOT SELL THE SHARES IN THE OFFERING WE WILL HAVE TO SEEK ALTERNATIVE FINANCING TO COMPLETE OUR BUSINESS PLANS OR ABANDON THEM.

Sector 5 has limited capital resources. To date, the Company has funded its operations from limited funding and has not generated sufficient cash from operations to be profitable. Unless Sector 5 begins to generate sufficient revenues to finance operations as a going concern, Sector 5 may experience liquidity and solvency problems. Such liquidity and solvency problems may force Sector 5 to cease operations if additional financing is not available. No known alternative resources of funds are available to Sector 5 in the event it does not have adequate proceeds from the planned offering. However, Sector 5 believes that the net proceeds from the planned Offering will be sufficient to satisfy the launch and operating requirements for the next twelve months.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES.

We have not generated any revenue to date from operations. In order for us to continue with our plans and operating our business, we must raise capital through the planned offering. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of the offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKET’S ACCEPTANCE OF OUR PLANNED PRODUCTS. IF THE MARKET DOES NOT FIND OUR PRODUCTS DESIRABLE AND WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS,

The ability to offer women’s apparel that the market accepts and is willing to purchase is critically important to our success. We cannot be certain that the products we develop and manufacture will be accepted by the marketplace. As a result, there may not be any demand and our revenue stream could be limited and we may never realize any revenues. In addition, there are no assurances that the Company will generate revenues in the future even if we alter our products and marketing efforts and pursue alternative or complementing revenue generating services in the future.

THE LOSS OF THE SERVICES OF JEANNIE BACAL COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Jeannie Bacal. If she were unable to perform her services, loss of the services could have an adverse effect on our business operations, financial condition, and operating results if we are unable to replace her with another individual qualified to develop and market our products.  The loss of her services could result in a loss of revenues.

THE WOMEN’S APPAREL MARKETPLACE IS HIGHLY COMPETITIVE. IF WE CAN NOT DEVELOP, MANUFACTURE, AND MARKET DESIRABLE PRODUCTS THAT THE MARKETPLACE AND INDIVIDUALS ARE WILLING TO PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

Sector 5, Inc. has many potential competitors in the garment and specifically the denim marketplace. We acknowledge that our competition is competent, experienced, and they have greater financial, development, and marketing resources than we do presently. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to the development, sales, and marketing of their products than the amount of resources that are available to us.

Some of Sector 5’s competitors may also offer a wider range of apparel and have greater name recognition. They have a greater customer loyalty base and these competitors may be able to respond more quickly to new or changing opportunities, fashions, and customer design desires. In addition our competitors may be able to undertake more extensive promotional activities, offer terms that are more attractive to wholesalers and customers and adopt more aggressive pricing policies than Sector 5 at the present.

SECTOR 5 MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

Sector 5 has limited capital resources. Unless Sector 5 begins to generate sufficient revenues to finance operations as a going concern, Sector 5 may experience liquidity and solvency problems. Such liquidity and solvency problems may force Sector 5 to cease operations if additional financing is not available. No known alternative resources of funds are available to Sector 5 in the event it does not have adequate proceeds from the planned offering. However, Sector 5 believes that the net proceeds from the Offering will be sufficient to satisfy the start-up and operating requirements for the next twelve months.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 2186 Darby Street, Escondido, California 92-25 (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of February 15, 2013 the company was traded on the OTCBB under the symbol SECT.   To date there have been no shares of the company’s stock traded and there can be no assurance that any such shares will trade in the future or that a liquid market will develop.

(b) Holders. As of April 9, 2013, there were 21 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of operation for the next twelve months

The following and milestones are based on the estimates made by management.  The Company planned the goals and milestones after deducting estimated offering expenses estimated to be $8,100.  The costs associated with operating as a public company are included in all our budgeted scenarios and management is responsible for the preparation of the required documents to keep the costs to a minimum.

The working capital requirements and the projected milestones are approximations and subject to adjustments.  Offering proceeds raised of $50,000 is budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.  We plan to complete our milestones as follows:

0- 3 MONTHS  Estimated expenditures this quarter - $7,475

Management plans to finalize the use of specialty consultants to use in the on-going design development of the Urban Street Apparel line.  We have budgeted $1,500 in the Wages/Contractors line item in the “Use of Proceeds” section for this expense.  The company has budgeted $2,000 in the Product Development line item for creating patterns and prototypes which is an expense we expect to incur towards the end of the quarter.  Securing a web domain, evaluating and place an initial deposit with a web designer is a key factor to our start-up efforts.  We have budgeted $1,500 in the Website Design line item for the deposit towards this service.  The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,600 and is a fixed cost we will incur regardless of the level of raise we achieve.  Office Supplies for the quarter are $500.  In the General Working Capital line item we have budgeted $375 for other expenses including, but not limited to, postage, telephone services, overnight delivery services and other general operating expenses. Our overall goal for this timeframe is to bring our patterns and prototypes from the concept stage to pre-production.

4-6 MONTHS  Estimated expenditures this quarter - $16,575

Sector 5 plans to finalize its design patterns and manufacture our garments during this timeframe. We have budgeted $1,500 in the Wages/Contractors line item for design contractors final recommendations.  Initial prototypes plan to be produced early during this timeframe at a cost of $2,000 which is budgeted  for in the Product Development line item.  The Company plans to hire a photographer to shoot our layout and tie-in our brand with the overall marketing strategy and campaign.  We have budgeted $2,000 from the Sales and Marketing line item for this expense.  We have budgeted $1,000 for the continued design of our website and its tie-in with our marketing campaign.  This money is allocated for in the Website design line item in the “Use of Proceeds” section.  Late in this quarter; cut and sew final procedures are budgeted at $1,200 and is allocated for in the Product Development line item.  Late in this quarter we also plan to manufacture our initial run of our denim apparel.  We have budgeted $4,500 for the purchase of the denim and related accessories and for the manufacturing costs.  The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,600 and is a fixed cost.  In addition, we have budgeted $2,000 for Legal and Professional for reviewing any and all contractual obligations of the Company regarding the manufacturing facility agreement, denim purchase agreement, and or any consultancy issues that may arise.  Office Supplies for the quarter are $400.  In the General Working Capital line item we have budgeted $375 for other expenses including, but not limited to, postage, telephone services, overnight delivery services and other general operating expenses.  The goal for this timeframe is to finalize and manufacture our own brand of apparel.

7-9 MONTHS  Estimated expenditures this quarter - $8,875

Our goal is to take delivery of our final branded apparel.  We plan to launch our website and introduce our brand to the marketplace during this timeframe.  Final manufacturing costs are  budgeted at $4,000 and we have the expense allocated for in the Manufacturing line item.  We have budgeted $1,000 for the completion of our website.  The final work on the site  includes integrating photos from the photo shoot and a complete tie-in with the marketing campaign.  These funds have been allocated for the Website Design line item in the “Use of Proceeds” section.  We have allocated $1,500 in the in the Sales and Marketing line item for media support and other activities related to our launch.  The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,600 and is a fixed cost we will incur regardless of level of  business activity.  Office Supplies for the quarter are $400.  In the General Working Capital line item we have budgeted $375 for other expenses including, but not limited to, postage, telephone services, overnight delivery services and other general operating expenses.  Our overall goal for this timeframe is to launch our product on our website and initiate our marketing campaign.

10-12 MONTHS  Estimated expenditures this quarter - $8,975

By the fourth quarter of operations, we hope to have a base of customers to sustain operations.  We have allocated $1,500 in the in the Sales and Marketing line item for continued media support and related activities to support our efforts.  In anticipation of receiving feedback to date on our company; we have budgeted $1,150 for contractors for support/help to alter or modify existing or planned additional apparel.  Any funds not utilized by this time will be reallocated to the working capital line item.  The cost for the Company to keep in compliance and complete our annual audit is budgeted in the Accounting line item for $3,500 and is a fixed cost.  In addition, we have budgeted $2,000 for Legal and Professional fees for opinions or to review any contractual obligations that may result as we further our business.  Office Supplies for the quarter are $450.  In the General Working Capital line item we have budgeted $375 for other expenses including, but not limited to, postage, telephone services, overnight delivery services and other general operating expenses.  During this timeframe, we hope to have revenue from our sales and plan to analyze our past nine months of operations including our web marketing and sales effectiveness.  In addition, we plan to evaluate the use of independent representatives who are experienced in accessory sales to high-end boutiques and department stores.  We hope that by this stage of our business our brand will have a level of recognition in the marketplace where the use of independent sales representatives could enable the Company to enter the retail marketplace.  Overall reviewing our operations to date will allow the Company to identify and make any necessary adjustments and changes to further the growth of the Company.  In addition, this review will provide valuable information for finalizing a two-year overall business plan and finalize our planned Phase II Marketing Plan.

Note: The Company’s planned milestones are based on quarters following the closing of the offering, October 25, 2012.  We currently consider the foregoing project our priority and intend to use the proceeds from this offering for such projects.  Any line item amounts not expended completely, as detailed in the Use of Proceeds, shall be held in reserve as working capital and subject to reallocation to other line item expenditures as required for ongoing operations.

(ii) RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $16,879 from the date of inception (April 11, 2012) until the year end December 31, 2012.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  Sector 5, Inc.’s received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on July 25, 2012 to offer on a best-efforts basis 5,000,000 shares of its common stock at a fixed price of $0.01 per share.

Sector 5, Inc. closed its offering on October 25, 2012 and raised $50,000 by placing 5,000,000 through its offering.

As of December 31, 2012, the Company incurred a loss in the amount of $16,879. The year’s loss is a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing a  business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter.

Management has been successful in raising $50,000 in funds from its offering and which is budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2012 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

CRITICAL ACCOUNTING POLICIES
We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Financial Instruments
The Company’s balance sheet includes certain financial instruments, in this case cash. The carrying amount of current assets approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization and do not require management to make an estimate as of December 31, 2012.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Changes.

On April 10, 2013, Peter Messineo, CPA declined to sit for re-election as the Company’s independent registered public accountant due to changes in his firm. On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

The report of Peter Messineo, CPA as of and for the period ended April 30, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the period ended April 30, 2012, and through each subsequent period, there have been no disagreements with Peter Messineo, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Peter Messineo, CPA would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On April 10, 2013, The Company engaged DKM Certified Public Accountants as their independent registered accounting firm.

Disagreements.

None.

ITEM  9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(d) Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow these implementations.

(e) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012:

Name	Age	Title

Jeannie Bacal	60	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Jeannie Bacal – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director -

Consultant, Desert Capital, LLC, from 2006 – Current.  Desert Capital is a company which provides general consulting services for small and medium size businesses.  Ms. Bacal reviews the plans of the business and provides analysis.  Analysis includes evaluation of use of proceeds and short and long-term pro-forma financials.  From 1990-2006; Ms. Bacal was a Consultant in the garment industry and provided services including product development, product line expansion, branding advise, and strategic market planning.  Her area of expertise is in denim wear and the denim industry.

During Ms. Bacal’s employment with Desert Capital her passion for the garment industry was rekindled when she developed the concept for Sector 5.  In November of 2008 Ms. Bacal re-established her consulting endeavors on a part-time basis in the garment industry as part of this effort.  Having spent 16 years within the garment industry her network/contact portfolio was re-established and she has continued to develop her awareness of the industry and by attending various industry related conferences, visiting Mills and consistently networking within the denim garment arena.  In her current capacity with Desert Capital she reviews the plans of businesses and provides analysis regarding use of proceeds and short and long-term pro-forma financials, she consults regarding product development, expansion, branding and marketing strategies.

Ms. Bacal has not held directorships during the past five years in any publicly traded company.

Compensation and Audit Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Jeannie Bacal is an officer and a director.  Ms. Bacal does not receive any regular compensation for her services rendered on our behalf. Ms. Bacal did not receive any compensation during the year ended December 31, 2012.

No officer or director is required to make any specific amount or percentage of her business time available to us.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of	Name, Title and Address of Beneficial	Amount of Beneficial	Currently
Class	Owner of Shares-1	Ownership (2)	Outstanding

Common	Jeannie Bacal (1)	15,000,000	75%
	President, Chief Executive Officer,
	Chief Financial Officer, Secretary,
	Treasurer, and Director

All officers and Directors as a Group		15,000,000	75%

1.  The address of our executive officer, director and beneficial owner c/o Sector 5, Inc. 2186 Darby Street, Escondido, California 92025.

2.  As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Jeannie Bacal. She is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING  FEES AND SERVICES.

DKM Certified Public Accountants are our independent registered public accounting firm.

Audit Fees

Aggregate audit fees billed by Peter Messineo CPA and DKM Certified Public Accountants in 2012 totaled $2,200 and $2,500, respectively.

Audit-Related Fees

Aggregate audit-related fees billed by Peter Messineo CPA and DKM Certified Public Accountants in 2012 totaled $0 and $0, respectively.

Tax Fees

Aggregate tax fees billed by Peter Messineo CPA and DKM Certified Public Accountants in 2012 totaled $0 and $0, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.  Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (DKM Certified Public Accountants; April 15, 2013)

•	Balance Sheet at December 31, 2012

•	Statements of Operations for the year ended December 31, 2012 and for the cumulative period from April 11, 2012 (Inception) to December 31, 2012

•	Statements of Changes in Shareholders’ Deficiency for the period from April 11, 2012 (Date of Inception) to December 31, 2012

•	Statements of Cash Flows for the year ended December 31, 2012, and for the cumulative period from April 11, 2012 (Date of Inception) to December 31, 2012

•	Notes to Financial Statements

 2.  Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*Included herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sector 5, Inc.

Date: April 15, 2013	By:	/s/ Jeannie Bacal
Jeannie Bacal, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2013	By:	/s/ Jeannie Bacal
Jeannie Bacal, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 15, 2013	By:	/s/ Jeannie Bacal
Jeannie Bacal, Chief Financial Officer Principal
Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Toll Free: (855) 334-0934 Main: (727) 444-1901

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Sector 5, Inc.
Escondido, CA

We have audited the accompanying balance sheet of Sector 5, Inc. (the “Company”) as of December 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period April 11, 2012 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sector 5, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the period April 11, 2012 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operating activities and a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DKM Certified Public Accountants
Clearwater, Florida
April 15, 2013

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31,
2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,121
Total Current Assets	48,121

TOTAL ASSETS	$48,121

COMMITMENTS AND CONTINGENCIES (Note 7)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Total Current Liabilities	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000
shares issued and outstanding	20,000
Capital in excess of par value	45,000
Accumulated deficit	(16,879)
Total Stockholders' Equity	48,121

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,121

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ended	April 11, 2012 (Date of Inception) Through
	December 31, 2012	December 31, 2012
REVENUE:
Sales	$-	$-
	-	-
COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	16,879	16,879

TOTAL OPERATING EXPENSES	16,879	16,879

LOSS FROM OPERATIONS	(16,879)	(16,879)

OTHER EXPENSE (INCOME)
Interest expense	-	-
Interest income	-	-

TOTAL OTHER EXPENSE (INCOME)	-	-

NET LOSS	$(16,879)	$(16,879)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,641,510	14,641,510

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Equity

Balance, April 11, 2012 (Date of Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash, April 2012, $0.001	10,000,000	10,000	-	-	10,000

Issuance of common stock for services, April 2012, $0.001	5,000,000	5,000	-	-	5,000

Issuance of common stock for cash, November 2012, $0.01	5,000,000	5,000	45,000	-	50,000

Net income	-	-	-	(16,879)	(16,879)

Balance, December 31, 2012	20,000,000	$20,000	$45,000	$(16,879)	$48,121

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year ended	April 11, 2012 (Date of Inception) Through
	December 31, 2012	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,879)	$(16,879)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Common stock issued for services	5,000	5,000

Net cash provided by operating activities	(11,879)	(11,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	60,000	60,000
Net cash provided by financing activities	60,000	60,000

Net increase in cash and cash equivalents	48,121	48,121

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$48,121	$48,121

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
(A Development Stage Entity)
Notes to the Financial Statements
As of December 31, 2012
and for the period April 11, 2012 (date of inception)
through December 31, 2012 (unaudited)

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

Development Stage Entity
The Company is a development stage company, as defined by FASB ASC 915 Development Stage Entities.

The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

FFASB ASC 820 “Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

☐	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
☐
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

☐	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis

Cash and Cash Equivalents
Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. Cash and cash equivalents totaled $48,121 at December 31, 2012.

Share-based payments
ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for the year ending December 31, 2012. The company may issue shares as compensation in the future periods for employee services.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Share-based expense for the year ended December 31, 2012 totaled $5,000.

Advertising
The costs of advertising are expensed as incurred. Advertising expense was $0 for the period from ending December 31, 2012.

Earnings (Loss) per Share
The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

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

2. Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet emerged from development stage, has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The company has an operating loss and anegative cash flow from operating activitiesThe ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

3. Income Taxes

Income Tax
We follow ASC 740, Income Taxes. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. The measurement of deferred tax assets and liabilities is based on enacted tax rates that are expected to apply to taxable income in the year when settlement or recovery of those temporary differences is expected to occur. We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. We had no uncertain tax positions as of December 31, 2012.

The Company has not recognized operating losses generated from operations to date, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2012, deferred taxes amounted to approximately $4,700, off-set by a 100% valuation allowance.

The Company provides for income taxes, for the periods ended December 31,, is as follows:

	2012
Current provision
Income tax provision (benefit) at statutory rate		$(4,700)
State income tax expense (benefit), net of federal benefit		0
Subtotal		(4,700)
Valuation allowance		4,700
	$	---

As of December 31, 2012 the Company has a net operating loss carry forward of approximately $4,700, which begins to expire in 2032.

4. Related Party Transactions

In support of the Company’s efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Notes are considered payable on demand and is non-interest bearing. The majority shareholder has pledged her support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this member. Related party loans totaled $0 at December 31, 2012.

The Company utilizes space provided by the majority shareholder without charge. Rent expense was $0 for the period ending December 31, 2012.

The Company does not have an employment contract with its sole employee.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5. Equity

Common

The total number of shares of capital stock which the Company shall have authority to issue is seventy five million (75,000,000) common shares with a par value of $.001.

In April 2012, 10,000,000 shares, with a ar value of $.001 were issued to the founder for cash totaling $10,000 and 5,000,000 shares with a par value of $.001 were issued in exchange for services totaling $5,000.

In November 2012 an additional 5,000,000 shares were issued under the Form S-1 registration statement at $0.01 per share for a total of $50,000.

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

Preferred

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

6. Commitments and Contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

7. Subsequent events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.