Form 10-Q
period 2013-03-31
Sector 5, Inc.
filed 2013-05-20
CIK 1550737

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐  Large accelerated filer                                                                                     ☐  Accelerated filer

☐  Non-accelerated filer                                                                                      ☒  Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2013:  20,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

ITEM 1.  FINANCIAL STATEMENTS

SECTOR 5, INC.
Condensed  Financial Statements

Page
Financial Statements:
Condensed Balance Sheets, March 31, 2013 (unaudited) and December 31, 2012 (audited)	F-1
Condensed Statements of Operations, for the three month period ended March 31, 2013 (unaudited) and for the period April 11, 2012 (date of inception) through March 31, 2013 (unaudited)	F-2
Condensed Statements of Changes in Stockholders’ Equity (Deficit), for the period April 11, 2012 (date of inception) through March 31, 2012 (unaudited)	F-3
Condensed Statements of Cash Flows, for the three month period ended March 31, 2013 (unaudited) and for the period April 11, 2012 (date of inception) through March 31, 2013 (unaudited)	F-4
Notes to Condensed Financial Statements (unaudited)	F-5

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$33,279	$48,121
Total Current Assets	33,279	48,121

TOTAL ASSETS	$33,279	$48,121

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Total Current Liabilities	-	-

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000
shares issued and outstanding	20,000	20,000
Capital in excess of par value	45,000	45,000
Accumulated deficits during the development stage	(31,721)	(16,879)
Total Stockholders' Equity	33,279	48,121

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,279	$48,121

See notes to unaudited condensed financial statements

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended	April 11, 2012 (Date of Inception) Through
	March 31, 2013	March 31, 2013

REVENUE:
Sales	$-	$-
	-	-

	-	-

	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	14,842	31,721
TOTAL OPERATING EXPENSES	14,842	31,721

LOSS FROM OPERATIONS	(14,842)	(31,721)

OTHER EXPENSE (INCOME)
Interest expense	-	-
Interest income	-	-
TOTAL OTHER EXPENSE (INCOME)	-	-

NET LOSS	$(14,842)	$(31,721)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	15,609,811	15,609,811

See notes to unaudited consolidated financial statements

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

				Accumulated
				Deficit
	Common Stock		Capital in Excess of	During the Development	Total Stockholders'
	Shares	Amount	Par Value	Stage	Equity

Balance, April 11, 2012 (Date of Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash, April 2012, $0.001	10,000,000	10,000	-	-	10,000

Issuance of common stock for services, April 2012, $0.001	5,000,000	5,000	-	-	5,000

Issuance of common stock for cash, November 2012, $0.01	5,000,000	5,000	45,000	-	50,000

Net loss	-	-	-	(16,879)	(16,879)

Balance, December 31, 2012	20,000,000	$20,000	$45,000	$(16,879)	$48,121

Net loss (unaudited)	-	-	-	(14,842)	(14,842)

Balance, March 31, 2013 (unaudited)	20,000,000	$20,000	$45,000	$(31,721)	$33,279

See notes to unaudited condensed financial statements

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended	April 11, 2012 (Date of Inception) Through
	March 31, 2013	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,842)	$(31,721)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Common stock issued for services	-	5,000
Net cash used by operating activities	(14,842)	(26,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	60,000
Net cash provided by financing activities	-	60,000

Net increase (decrease) in cash and cash equivalents	(14,842)	33,279

Cash and cash equivalents, beginning of period	48,121	-

Cash and cash equivalents, end of period	$33,279	$33,279

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

 See notes to unaudited condensed financial statements

SECTOR 5, INC.
(A Development Stage Entity)
Notes to the Financial Statements
As of March 31, 2013
 and the
period April 11, 2012 (date of inception)
through March 31, 2013 (unaudited)

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in its annual report on Form 10-K.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2013 and the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less. Cash and cash equivalents totaled $33,279 and $48,121 at March 31, 2013 and December 31, 2012, respectively.

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Share-based expense for the period ended March 31, 2013 was $0 and for the year-ended December 31, 2012 was $5,000.

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

2. Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet emerged from its development stage, has not established ongoing sources of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

The Company has not recognized operating losses generated from operations to date, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2013, deferred taxes amounted to approximately $8,900, off-set by a 100% valuation allowance.

The Company provides for income taxes, for the period ended March 31 as follows:

	2013
Current provision
Income tax provision (benefit) at statutory rate		$(8,900)
State income tax expense (benefit), net of federal benefit		0
Subtotal		(8,900)
Valuation allowance		8,900
	$	---

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of March 31, 2013 the Company has net operating loss carry forwards of approximately $8,900, which begin to expire in 2032.

4. Related Party Transactions

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

5. Equity

The total number of shares of capital stock which the Company shall have authority to issue is seventy five million (75,000,000) common shares with a par value of $.001, of which 15,000,000 have been issued to the founder and 5,000,000 have been issued under a Form S1 registration statement at $0.01 per share. The Company intends to issue additional shares in an effort to raise capital to fund its operations. Common shareholders will have one vote for each share held.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sector 5, Inc. for the period ended March 31, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Sector 5, Inc.  Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2013, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Plan of Operation

Plan of operation for the next twelve months (August 2012 – July 2013)

August – October 2012 Estimated expenditures this quarter - $7,475

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

November 2012 – January 2013 Estimated expenditures this quarter - $16,575

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

February 2013 – April 2013  Estimated expenditures this quarter - $8,875

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

May 2013 – July 2013  Estimated expenditures this quarter - $8,975

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

Results of Operations

The three month period ended March 31, 2013 and 2012

The Company did not have any operating income for quarter ended March 31, 2013. For the period from inception, April 11, 2012 through the quarter ended March 31, 2013, the registrant recognized a net loss of $31,721. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies an
d how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2013, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
101	Interactive Data files pursuant to Regulation S-T
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
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

On April 12, 2013 an 8-K was filed regarding notice of a Change in Registrant’s Certifying Accountant

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECTOR 5, INC.

Date: May 17, 2013	By:	/s/ Jeannie Bacal
Jeannie Bacal
President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer, Director