Form 10-K
period 2013-12-31
Sector 5, Inc.
filed 2014-03-31
CIK 1550737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number:333-181742

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically andposted on its corporate Web site, if any, every Interactive Data File requiredto be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 ofthis chapter) during the preceding 12 months (or for such shorter period thatthe registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

For the year ended December 31, 2013, the issuer had no revenues.

As of February 15, 2012 the company was traded on the OTCBB under the symbol SECT.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as ofMarch 28, 2014 was 20,000,000 shares.

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

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Sector 5, Inc. was incorporated in the State of Nevada on April 11, 2012 under the same name. Since inception, Sector 5, Inc. has not generated revenues and has accumulated losses from inception (April 11, 2012) in the amount of $53,724 as of audit date December 31, 2013. Sector 5, Inc. has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

Sector 5, Inc.’s administrative office is located at 2186 Darby Street, Escondido, California 92025.

Sector 5, Inc.’s fiscal year end is December 31.

Business Overview

Sector 5 is a women’s fashion design manufacturer located in Escondido, California. Sector 5 plans to market its own brand under the brand name “Urban Street Apparel”. Because of the brand name Urban Street Apparel we plan to take advantage of the “USA” acronym in ourmarketing campaigns. Sector 5’s intentions are to stay on the cutting edge of the swiftly changing young woman’s apparel market. As the marketplace for high end fashion denim has increased dramatically over the last 7-10 years, Sector 5 plans to position itself deep in the fashion culture by introducing new styles and designs on an ongoing basis. As Urban Street Apparel will be a new brand coming into the marketplace, we also plan on reselling current existing popular brands as a draw to attract potential new customers while showcasing our own brand. That combined, with our “fifth pocket” design and marketing, Urban Street Apparel plans to carve a distinctive niche in this lucrative, high margin, garment sector.

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

ITEM 1A. RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

JEANNIE BACAL, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES THE TIME NECESSARY FOR PRODUCT DEVELOPMENT, OVERSEE MANUFACTURING OF THE PRODUCTS, DIRECT THE SALES AND MARKETING CAMPAIGN, AND DIRECT THE PRIMARY OPERATIONS OF THE BUSINESS. SHE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE SHE MAY HAVE. THIS COULD RESULT IN HER INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees on a full-time basis until revenue will support the expense. Until that time, the responsibility of developing and furthering the company's business, and fulfilling the reporting requirements of a public company all fall upon Jeannie Bacal. While Ms. Bacal has business experience including management, she does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

WE ARE A DEVELOPMENT STAGE COMPANY AND THE COMPANY HAS GENERATED NO REVENUES AND DOES NOT HAVE AN OPERATING HISTORY.

The Company was incorporated on April 11, 2012; we have not yet commenced our principle business operations and we have not yet realized any revenues. We have minimal operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

AUDITOR’S GOING CONCERN

As shown in the financial statements accompanying this prospectus, Sector 5 has had no revenues to date and has incurred only losses since its inception. The Company has had minimal operations and has been issued a “going concern” opinion from our accountants, based upon the Company’s reliance of the funds derived from the placement of common stock through our offering.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON THE PROCEEDS FROM OUR OFFERING.

Sector 5 has limited capital resources. To date, the Company has funded its operations from the offering proceeds and has not generated sufficient cash from operations to be profitable. Unless Sector 5 begins to generate sufficient revenues to finance operations as a going concern, Sector 5 may experience liquidity and solvency problems. Such liquidity and solvency problems may force Sector 5 to cease operations if additional financing is not available.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES.

We have not generated any revenue to date from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKET’SACCEPTANCE OF OUR PLANNED PRODUCTS. IF THE MARKET DOES NOT FIND OUR PRODUCTS DESIRABLE AND WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS.

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

THE WOMEN’S APPAREL MARKETPLACE IS HIGHLY COMPETITIVE. IF WE CAN NOT DEVELOP, MANUFACTURE, AND MARKET DESIRABLE PRODUCTS THAT THE MARKETPLACE AND INDIVIDUALS ARE WILLING TO PURCHASE THEN WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

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

Some of Sector 5’s competitors may also offer a wider range of apparel and have greater name recognition. They have a greater customer loyalty base and these competitors may be able to respond more quickly to new or changing opportunities, fashions, and customer design desires. In addition our competitors may be able to undertake more extensive promotional activities, offer terms that are more attractive to wholesalersand customers and adopt more aggressive pricing policies than Sector 5 at the present.

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

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of February 15, 2012 the company was traded on the OTCBB under the symbol SECT.

(b) Holders. As of March 28, 2014, there were 21 record holders of all of our issued and outstanding shares of Common Stock.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $52,724 from the date of inception (April 11, 2012) until the year end December 31, 2013.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far utilizing the proceeds raised in our offering which we closed on October 25, 2012 by placing 5,000,000 through our offering.

Sector 5, Inc.’s received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on July 25, 2012 to offer on a best-efforts basis 5,000,000 shares of its common stock at a fixed price of $0.01 per share.

As of December 31, 2013, the Company incurred a loss in the amount of $52,724 from inception. Theloss is a result of organizational expenses and expenses associated with implementing our business plan. The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company isauthorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Financial Instruments
The Company’s balance sheet includes certain financial instruments, in this case cash. The carrying amount of current assets approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization and do not require management to make an estimate as of December 31, 2013.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 14, 2013 the Company filed an 8-K for change in its accounting firm from DKM Certified Public Accountants (“DKM”) to Messineo & Co., CPAs, LLC (“M&Co”).

M&Co was a surviving firm of Peter Messineo, CPA (“PM”), who was our original auditor. In December 2012 PM merged into the firm then known as DKM. In April 2013 the firm agreement was terminated and M&Co was formed as the continuation of the PM registration.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM, DKM, or M&Co, would have caused them to make reference thereto in connection with their report on the financial statements for such years.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executiveand chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executiveand chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management includelack of a functioning audit committee;lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2013:

Name	Age	Title

Jeannie Bacal	61	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

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

Compensation and Audit Committees

As we only have oneboard member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Jeannie Bacal is an officer and a director. Ms.Bacal does not receive any regular compensation for her services rendered on our behalf. Ms. Bacal did not receive any compensation during the year ended December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Currently Outstanding

Common	Jeannie Bacal (1)	15,000,000	75%
	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director
All officers and Directors as a Group		15,000,000	75%

1.	The address of our executive officer, director and beneficial owner c/o Sector 5, Inc. 2186 Darby Street, Escondido, California 92025.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Jeannie Bacal. Sheis not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

DKM Certified Public Accountants were our independent registered public accounting firm for our year ending December 31, 2012. Messineo & Co., CPAs, LLC were our auditors for our year ending December 31, 2013.

Audit Fees

Aggregate audit fees billed by Messineo & Co., CPAs, LLC and DKM Certified Public Accountants in 2013 totaled $3,800 and $4,800, respectively.

Audit-Related Fees

Aggregate audit-related fees billed by Messineo & Co., CPAs, LLC and DKM Certified Public Accountants in 2013 and 2012 totaled $0 and $0, respectively.

Tax Fees

Aggregate tax fees billed by Messineo & Co., CPAs, LLC and DKM Certified Public Accountants in 2013 totaled $0 and $0, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm ( (Messineo & Co., CPAs, LLC; March 25, 2014)

•	Balance Sheet at December 31, 2013 and December 31, 2012

•	Statements of Operations for the year ended December 31, 2013, December 31, 2012 and for the cumulative period from April 11, 2012 (Inception) to December 31, 2013

•	Statements of Changes in Shareholders’ Deficiency for the period from April 11, 2012 (Date of Inception) to December 31, 2013

•	Statements of Cash Flows for the year ended December 31, 2013, December 31, 2012 and for the cumulative period from April 11, 2012 (Date of Inception) to December 31, 2013

•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included herewith

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

Sector 5, Inc.

Date: March 31, 2014	By:	/s/ Jeannie Bacal
Jeannie Bacal, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	By:	/s/ Jeannie Bacal
Jeannie Bacal, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 31, 2014	By:	/s/ Jeannie Bacal
Jeannie Bacal, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Sector 5, Inc.
Escondido, CA

We have audited the accompanying balance sheet of Sector 5, Inc. (the “Company”) as of December 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period April 11, 2012 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sector 5, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the period April 11, 2012 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co., CPAs, LLC
Clearwater, FL
March 25, 2014

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

DKM Certified Public Accountants
Clearwater, Florida
April 15, 2013

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,317	$48,121
Total Current Assets	18,317	48,121

TOTAL ASSETS	$18,317	$48,121

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,041	$-
Total Current Liabilities	6,041	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000
shares issued and outstanding	20,000	20,000
Capital in excess of par value	45,000	45,000
Accumulated deficit	(52,724)	(16,879)
Total Stockholders' Equity	12,276	48,121

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,317	$48,121

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended	April 11, 2012 (Date of Inception) Through	April 11, 2012 (Date of Inception) Through
	December 31, 2013	December 31, 2012	December 31, 2013

REVENUE:
Sales	$-	$-	$-
	-	-	-

COST OF GOODS SOLD	-	-	-

GROSS MARGIN	-	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	35,845	16,879	52,724
TOTAL OPERATING EXPENSES	35,845	16,879	52,724

LOSS FROM OPERATIONS	(35,845)	(16,879)	(52,724)

OTHER EXPENSE (INCOME)
Interest expense	-	-	-
Interest income	-	-	-
TOTAL OTHER EXPENSE (INCOME)	-	-	-

NET LOSS	$(35,845)	$(16,879)	$(52,724)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Capital in Excess of	Accumulated	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Equity

Balance, April 11, 2012 (Date of Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash, April 2012, $0.001	10,000,000	10,000	-	-	10,000

Issuance of common stock for services, April 2012, $0.001	5,000,000	5,000	-	-	5,000

Issuance of common stock for cash, November 2012, $0.01	5,000,000	5,000	45,000	-	50,000

Net loss	-	-	-	(16,879)	(16,879)

Balance, December 31, 2012	20,000,000	$20,000	$45,000	$(16,879)	$48,121

Net loss	-	-	-	(35,845)	(35,845)

Balance, December 31, 2013	20,000,000	$20,000	$45,000	$(52,724)	$12,276

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended	April 11, 2012 (Date of Inception) Through	April 11, 2012 (Date of Inception) Through
	December 31, 2013	December 31, 2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,845)	$(16,879)	$(52,724)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Common stock issued for services	-	5,000	5,000
Increase in accounts payable	6,041	-	6,041
Net cash provided by operating activities	(29,804)	(11,879)	(41,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	60,000	60,000
Net cash provided by financing activities	-	60,000	60,000

Net increase in cash and cash equivalents	(29,804)	48,121	18,317

Cash and cash equivalents, beginning of period	48,121	-	-

Cash and cash equivalents, end of period	$18,317	$48,121	$18,317

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
(A Development Stage Entity)
Notes to the Financial Statements
As of December 31, 2013 and 2012
and for the year ended December 31, 2013 and the
period April 11, 2012 (date of inception)
through December 31, 2013 and 2012

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2013 and the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

As of December 31, 2013, there were no capitalized costs.

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

Advertising
The costs of advertising are expensed as incurred. Advertising expense was $0 for the period from inception (April 11, 2012) through December 31, 2013.

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

The Company has not recognized operating losses generated from operations to date, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2013, deferred taxes amounted to approximately $18,500, off-set by a 100% valuation allowance.

The Company provides for income taxes for the year ended December 31, 2013 is as follows:

	2013
Current provision
Income tax provision (benefit) at statutory rate		$(18,500)
State income tax expense (benefit), net of federal benefit		0
Subtotal		(18,500)
Valuation allowance		18,500
	$	---

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2013 the Company has net operating loss carry forwards of approximately $18,500, which begin to expire in 2032.

4. Related Party Transactions

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

5. Equity

The total number of shares of capital stock which the Company shall have authority to issue is seventy five million (75,000,000) common shares with a par value of $0.001, of which 15,000,000 have been issued to the founder and 5,000,000 have been issued under a Form S1 registration statement at $0.01 per share. The Company intends to issue additional shares in an effort to raise capital to fund its operations. Common shareholders will have one vote for each share held.

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