Form 10-Q
period 2014-03-31
Sector 5, Inc.
filed 2014-05-09
CIK 1550737

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(702) 406-6848
(Issuer’s telephone number)

__________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2014: 20,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC.
Financial Statements

Page
Financial Statements:
Balance Sheets, March 31, 2014 (unaudited) and December 31, 2013 (audited)	F-1
Statements of Operations (unaudited), for the three month period ended March 31, 2014, and 2013 and for the period April 11, 2012 (date of inception) through March 31, 2014	F-2
Statements of Changes in Stockholders’ Equity (Deficit), for the period April 11, 2012 (date of inception) through March 31, 2014 (unaudited)	F-3
Statements of Cash Flows (unaudited), for the three month period ended March 31, 2014 and 2013 and for the period April 11, 2012 (date of inception) through March 31, 2014	F-4
Notes to Financial Statements (unaudited)	F-5

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$15,458	$18,317
Total Current Assets	15,458	18,317

TOTAL ASSETS	$15,458	$18,317

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,200	$6,041
Total Current Liabilities	6,200	6,041

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Capital in excess of par value	45,000	45,000
Accumulated deficit	(55,742)	(52,724)
Total Stockholders' Equity	9,258	12,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,458	$18,317

See notes to unaudited financial statements

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	April 11, 2012 (Date of Inception) Through March 31,
	2014	2013	2014

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative expenses	3,018	14,842	55,742
TOTAL OPERATING EXPENSES	3,018	14,842	55,742

LOSS FROM OPERATIONS	(3,018)	(14,842)	(55,742)

NET LOSS	$(3,018)	$(14,842)	$(55,742)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	15,609,811	20,000,000

See notes to unaudited financial statements

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Equity

Balance, April 11, 2012 (Date of Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash, April 2012, $0.001	10,000,000	10,000	-	-	10,000

Issuance of common stock for services, April 2012, $0.001	5,000,000	5,000	-	-	5,000

Issuance of common stock for cash, November 2012, $0.01	5,000,000	5,000	45,000	-	50,000

Net loss	-	-	-	(16,879)	(16,879)

Balance, December 31, 2012	20,000,000	$20,000	$45,000	$(16,879)	$48,121

Net loss	-	-	-	(35,845)	(35,845)

Balance, December 31, 2013	20,000,000	$20,000	$45,000	$(52,724)	$12,276

Net loss for the three months ended March 31, 2014 (unaudited)	-	-	-	(3,018)	(3,018)

Balance, March 31, 2014 (unaudited)	20,000,000	$20,000	$45,000	$(55,742)	$9,258

See notes to unaudited financial statements

SECTOR 5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	April 11, 2012 (Date of Inception) Through March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,018)	$(14,842)	$(55,742)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Common stock issued for services	-	-	5,000
Increase in accounts payable	159	-	6,200
Net cash provided by operating activities	(2,859)	(14,842)	(44,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	60,000
Net cash provided by financing activities	-	-	60,000

Net increase in cash and cash equivalents	(2,859)	(14,842)	15,458

Cash and cash equivalents, beginning of period	18,317	48,121	-

Cash and cash equivalents, end of period	$15,458	$33,279	$15,458

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

See notes to unaudited financial statements

SECTOR 5, INC.
(A Development Stage Entity)
Notes to the Financial Statements
As of March 31, 2014 and December 31, 2013
and for the three months ended March 31, 2014 and 2013 and the period April 11, 2012 (date of inception)
through March 31, 2014 (unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2014 and the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

As of March 31, 2014, there were no capitalized costs.

Long-lived assets and intangible property
Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

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

Advertising
The costs of advertising are expensed as incurred. Advertising expense was $0 for the period from inception (April 11, 2012) through March 31, 2014.

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

The Company has not recognized operating losses generated from operations to date, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2014, deferred taxes amounted to approximately $19,500, off-set by a 100% valuation allowance.

The Company provides for income taxes for the period ended March 31, 2014 is as follows:

Current provision
Income tax provision (benefit) at statutory rate	$(19,500)
State income tax expense (benefit), net of federal benefit	0
Subtotal	(19,500)
Valuation allowance	19,500
$--

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of March 31, 2014 the Company has net operating loss carry forwards of approximately $19,500, which begin to expire in 2032.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sector 5, Inc. for the period ended March 31, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Sector 5, Inc. Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Plan of Operation

Plan of operation for the next twelve months (August 2013 – July 2014)

August – October 2013 Estimated expenditures this quarter - $7,475

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

November 2013 – January 2014 Estimated expenditures this quarter - $16,575

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

February 2014 – April 2014  Estimated expenditures this quarter - $8,875

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

May 2014 – July 2014  Estimated expenditures this quarter - $8,975

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

Results of Operations

The three month period ended March 31, 2014 and 2013

The Company did not have any operating income for quarter ended March 31, 2014. For the period from inception, April 11, 2012 through the quarter ended March 31, 2014, the registrant recognized a net loss of $55,742. Expenses for the year were comprised of costs mainly associated with legal, accounting, development costs and office.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of May 7, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2014, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

SECTOR 5, INC.

Dated: May 7, 2014	By:	/s/ Jeannie Bacal
Jeannie Bacal
President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer, Director