Form 10-Q
period 2014-06-30
Sector 5, Inc.
filed 2014-08-11
CIK 1550737

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2014: 20,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

SECTOR 5, INC.
 Financial Statements

Page
Financial Statements:

Balance Sheets, June 30, 2014 (unaudited) and December 31, 2013 (audited)	F-1

Statements of Operations (unaudited), for the three and six month period ended June 30, 2014, and 2013	F-2

Statements of Cash Flows (unaudited), for the six month period ended June 30, 2014 and 2013	F-3

Notes to Financial Statements (unaudited)	F-4

SECTOR 5, INC.
BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,482	$18,317
Total Current Assets	5,482	18,317

TOTAL ASSETS	$5,482	$18,317

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,600	$6,041
Total Current Liabilities	4,600	6,041

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized;
20,000,000 shares issued and outstanding	20,000	20,000
Capital in excess of par value	45,000	45,000
Accumulated deficit	(64,118)	(52,724)
Total Stockholders' Equity	882	12,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,482	$18,317

See notes to unaudited financial statements

SECTOR 5, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE:
Sales	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative expenses	8,376	11,673	11,394	26,516
TOTAL OPERATING EXPENSES	8,376	11,673	11,394	26,516

LOSS FROM OPERATIONS	(8,376)	(11,673)	(11,394)	(26,516)

NET LOSS	$(8,376)	$(11,673)	$(11,394)	$(26,516)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

See notes to unaudited financial statements

SECTOR 5, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,394)	$(26,516)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Increase in accounts payable	(1,441)	5,641
Net cash provided by operating activities	(12,835)	(20,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	(12,835)	(20,875)

Cash and cash equivalents, beginning of period	18,317	48,121

Cash and cash equivalents, end of period	$5,482	$27,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

SECTOR 5, INC.
Notes to the Financial Statements
As of June 30, 2014 and December 31, 2013
and for the three and six months ended June 30, 2014 and 2013
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

Basis of Presentation and Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Financial Instruments
The Company’s balance sheet includes certain financial instruments, including cash and accounts payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2014 and the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

As of June 30, 2014, there were no capitalized costs.

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

Advertising
The costs of advertising are expensed as incurred. Advertising expense was $0 for the three and six months ended June 30, 2014 and 2013.

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended June 30, 2014.

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

The Company has not recognized operating losses generated from operations to date, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2014, deferred taxes amounted to approximately $19,500, off-set by a 100% valuation allowance.

The Company provides for income taxes for the period ended June 30, 2014 is as follows:

Current provision
Income tax provision (benefit) at statutory rate		$(21,800)
State income tax expense (benefit), net of federal benefit		0
Subtotal		(21,800)
Valuation allowance		21,800
	$	---

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of June 30, 2014 the Company has net operating loss carry forwards of approximately $21,800, which begin to expire in 2032.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sector 5, Inc. for the period ended June 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Sector 5, Inc. Financial information provided in this Form 10-Q, for periods subsequent to June 30, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Plan of Operation

Plan of operation for the next twelve months

Next 3 Months Estimated expenditures this quarter - $7,475

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

Months 4-6 Estimated expenditures this quarter - $16,575

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

Months 7-9  Estimated expenditures this quarter - $8,875

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

Months 10-12  Estimated expenditures this quarter - $8,975

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

Results of Operations

The three and six month periods ended June 30, 2014 and 2013

The Company did not have any operating income for quarter ended June 30, 2014. For the period from inception, April 11, 2012 through the quarter ended June 30, 2014, the registrant recognized a net loss of $64,118. Expenses for the year were comprised of costs mainly associated with legal, accounting, development costs and office.

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

Management has been successful in raising $50,000 in funds from its offering and which is budgeted to sustain operations for a twelve-month period. If we begin to generate profits, we will increase our marketing and sales activity accordingly. The Company currently has $5,482 in cash to meet its current obligations, requiring additional capital for operating cash flow. As of our year ending December 31. 2013, our auditor has expressed substantial doubt for continuation as a going concern.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of August 11, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2014, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

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

SECTOR 5, INC.

Date: August 11, 2014	By:	/s/ Jeannie Bacal
Jeannie Bacal
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Treasurer, Director