Form 10-K
period 2014-12-31
Sector 5, Inc.
filed 2015-04-15
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 333-181742

Sector 5, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5042353
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. EmployerIdentification No.)

612 Hillsdale Court Patterson, California 95363 (Address of Principal Executive Offices) 2186 Darby Street Escondido, California 92025
(Former Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 287-1272

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

For the year ended December 31, 2014, the issuer had no revenues.

As of February 15, 2012 the company was traded on the OTCBB under the symbol SECT.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 14, 2015 was 20,000,000 shares.

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

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Sector 5, Inc. was incorporated in the State of Nevada on April 11, 2012 under the same name. Since inception, Sector 5, Inc. has not generated revenues and has accumulated losses from inception (April 11, 2012) in the amount of $77,025 as of audit date December 31, 2014. Sector 5, Inc. has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Sector 5, Inc. has yet to commence principle planned operations; Sector 5, Inc. has commenced only minimal operations and has not generated revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.

Sector 5, Inc.’s administrative office is located at 612 Hillstock Court, Patterson, California 95363.

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

Management is comprised of Rafael Solorio, CEO, CFO, and President. Mr. Solorio’s responsibilities include acting as the company’s creative designer as well as determining the overall design direction of the company and its marketing strategy. Mr. Solorio was appointed to all management positions December 31, 2014.

The Companies former CEO, CFO, and President was Jeannie Bacal and she resigned all management positions as of December 31, 2014.

ITEM 1A. RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

RAFAEL SOLORIO, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES THE TIME NECESSARY FOR PRODUCT DEVELOPMENT, OVERSEE MANUFACTURING OF THE PRODUCTS, DIRECT THE SALES AND MARKETING CAMPAIGN, AND DIRECT THE PRIMARY OPERATIONS OF THE BUSINESS. HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE. THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees on a full-time basis until revenue will support the expense. Until that time, the responsibility of developing and furthering the company's business, and fulfilling the reporting requirements of a public company all fall upon Rafael Solorio. While Mr. Solorio has business experience including management, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

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

THE LOSS OF THE SERVICES OF RAFAEL SOLORIO COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Rafael Solorio. If he were unable to perform his services, loss of the services could have an adverse effect on our business operations, financial condition, and operating results if we are unable to replace him with another individual qualified to develop and market our products. The loss of his services could result in a loss of revenues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 612 Hillstock Court, Patterson, California 95363 (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of February 15, 2012 the company was traded on the OTCBB under the symbol SECT.

(b) Holders. As of March 30, 2015, there were 21 record holders of all of our issued and outstanding shares of Common Stock.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $77,025 from the date of inception (April 11, 2012) until the year end December 31, 2014.

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

As of December 31, 2013, the Company incurred a loss in the amount of $77,025 from inception. The loss is a result of organizational expenses and expenses associated with implementing our business plan. The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Financial Instruments

The Company’s balance sheet includes certain financial instruments, in this case cash. The carrying amount of current assets approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization and do not require management to make an estimate as of December 31, 2014.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Messineo & Co. CPA’s LLC, would have caused them to make reference thereto in connection with their report on the financial statements for such years.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

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

ITEM 9B. OTHER INFORMATION

Item 5.01. Changes in Control of Registrant

Effective December 31, 2014, the board of directors issued Rafael Solorio 15,000,000 common shares of stock for appointment as an officer and director.

Effective December 31, 2014 and following the issuance of the common shares; the board of directors cancelled Jeannie Bacal’s 15,000,000 common shares of stock and returned them to treasury with Bacal’s consent.

As a result of the issuance and cancellation; Rafael Solorio now owns approximately 75% of the total outstanding shares of our Common Stock.

Item 5.02. Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officer

Effective December 31, 2014, Rafael Solorio was elected to the board of directors.

Effective December 31, 2014, Rafael Solorio was appointed as Chief Executive Officer, Secretary and Treasurer.

Effective December 31, 2014, Jeannie Bacal resigned as Chief Executive Officer, President, Secretary, Treasurer and Director.

Rafael Solorio: 2013 to present, Mr. Solorio has been President and CEO of JB Clothing Corp. whose mission is to bring new, innovative designs to the marketplace in all sectors of fashion. Everything from the latest in Urban Street Apparel, catering to all the latest fashion craves from ages 15 to 50. Solorio has been heading operations since inception and is responsible for the design of several new lines of clothing soon to be released.

Mr. Solorio has not held directorship during the past five years in any publically traded company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2014:

Name	Age	Title

Rafael Solorio	23	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Rafael Solorio – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director -

Rafael Solorio

Web/Video and Graphic Designer

President, JB Clothing Corp., from September 2013 – present. JB Clothing is a clothing fashion design company located in Patterson, California. JB Clothing’s mission is to bring new and innovative clothing designs to the marketplace in all sectors of fashion. Mr. Solorio is the head of operations and is responsible for the design of several new lines of clothing soon to be released. The Company caters to fashions from ages 15 to 50. Mr. Solorio has worked freelance and studio for over 8 years designing, editing and building websites & graphics. From August 2010 – 2012 Mr. Solorio was a web-designer/video editor for Barbosa Video Services located in Patterson, California. His work experience included graphic design, web design, social media marketing, illustration, technical hardware and software knowledge. Prior work experience includes managing the West Stanislaus Television (WSTV), the Government-Educational Channel for the Cities of Patterson and Newman in the Central Valley of California.

Mr. Solorio was awarded the Poetry and Prose Award in June of 2010 after winning the cover page graphic art.

Mr. Solorio has not held directorships during the past five years in any publicly traded company.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Rafael Solorio is an officer and a director. Mr. Solorio does not receive any regular compensation for his services rendered on our behalf. Mr. Solorio did not receive any compensation during the year ended December 31, 2014.

Jeanne Bacal was an officer and director during 2014 and did not receive compensation during the year ended December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Currently Outstanding

Common	Rafael Solorio (1)	15,000,000	75%
	President, Chief Executive Officer,
	Chief Financial Officer, Secretary,
	Treasurer, and Director

All officers and Directors as a Group		15,000,000	75%

1. The address of our executive officer, director and beneficial owner c/o Sector 5, Inc. 612 Hillstock Court, Patterson, California 95363.

2. As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Rafael Solorio. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Messineo & Co., CPAs, LLC were our auditors for our year ending December 31, 2014.

Audit Fees

Aggregate audit fees billed by Messineo & Co., CPAs, LLC in 2014 and 2013 totaled $5,500 and $4,600, respectively.

Audit-Related Fees

Aggregate audit-related fees billed by Messineo & Co., CPAs, LLC 2014 and 2013 totaled $0 and $0, respectively.

Tax Fees

Aggregate tax fees billed by Messineo & Co., CPAs, LLC in 2014 and 2013 totaled $0.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheet at December 31, 2014 and December 31, 2013
•	Statements of Operations for the year ended December 31, 2014 and December 31, 2013
•	Statements of Changes in Shareholders’ Deficiency for the years ending December 31, 2014 and 2013
•	Statements of Cash Flows for the year ended December 31, 2014 and December 31, 2013
•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data files pursuant to Regulation S-T

  ____________

* Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sector 5, Inc.

Date: April 14, 2015	By:	/s/ Rafael Solorio
Rafael Solorio, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2015	By:	/s/ Rafael Solorio
Rafael Solorio, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 14, 2015	By:	/s/ Rafael Solorio
Rafael Solorio, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Sector 5, Inc.

Patterson, CA

We have audited the accompanying balance sheets of Sector 5, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sector 5, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses, resulting in an accumulated deficit, negative cash flows from operating activities and a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC

Clearwater, FL

April 14, 2015

SECTOR 5, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17	$18,317
Total Current Assets	17	18,317

TOTAL ASSETS	$17	$18,317

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,742	$6,041
Total Current Liabilities	7,742	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Capital in excess of par value	49,300	45,000
Accumulated deficit	(77,025)	(52,724)
Total Stockholders' Equity	(7,725)	12,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17	$12,276

The accompanying notes are an integral part of the financial statements.

SECTOR 5
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013

REVENUE:
Sales	$-	$-
	-	-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	24,301	35,845
TOTAL OPERATING EXPENSES	24,301	35,845

LOSS FROM OPERATIONS	(24,301)	(35,845)

OTHER EXPENSE (INCOME)
TOTAL OTHER EXPENSE (INCOME)	-	-

NET LOSS	$(24,301)	$(35,845)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Equity

Balance, December 31, 2012	20,000,000	$20,000	$45,000	$(16,879)	$48,121

Net loss	-	-	-	(35,845)	(35,845)

Balance, December 31, 2013	20,000,000	$20,000	$45,000	$(52,724)	$12,276

Issuance of common stock for services, December 2014	15,000,000	15,000	-	-	15,000

Cancellation of common stock	(15,000,000)	(15,000)			(15,000)

Contributed capital	-	-	4,300	-	4,300

Net loss	-	-	-	(24,301)	(24,301)

Balance, December 31, 2014	20,000,000	$20,000	$49,300	$(77,025)	$(7,725)

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,301)	$(35,845)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Common stock issued for services	-	-
Increase in accounts payable	1,701	6,041
Net cash provided by operating activities	(22,600)	(29,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-
Contributed capital	4,300	-
Net cash provided by financing activities	4,300	-

Net increase in cash and cash equivalents	(18,300)	(29,804)

Cash and cash equivalents, beginning of period	18,317	48,121

Cash and cash equivalents, end of period	$17	$18,317

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the financial statements.

SECTOR 5, INC.

Notes to the Financial Statements

As of December 31, 2014 and 2013

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

Financial Instruments

The Company’s balance sheet includes cash and accounts payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
·

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

·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2014 and the fair values of the Company’s financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

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

There is no capitalized software costs. The estimated useful life of capitalized costs will be amortized over five years. Amortization will be computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted.

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

The Company has not generated revenue, has not issued guarantees or other warrantees. The Company has not experienced any refund requests or committed to any adjustments for failed references. The Company does not believe that there is any liability.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the years ended December 31, 2014 and 2013.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include software engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. To current date, there have been no research and development expenses.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however, due to not having any revenues to date, it believes that there will be no effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

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

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

2. Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The Company has incurred net losses for the years ending December 31, 2014 and 2013 in the amounts of $24,301 and $35,845, respectively. The Company has a history of losses, resulting in an accumulated deficit of $77,025. Furthermore, the Company has negative working capital of $7,725, as of December 31, 2014 and has used $22,600 and $29,804 of cash in operating activities, for the years ending December 31, 2014 and 2013, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

The Company has generated operating losses from operations to date; based on uncertainties concerning its ability to generate taxable income in future periods any tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2014, deferred taxes amounted to approximately $27,000, off-set by a 100% valuation allowance.

The Company provides for income taxes, for the periods ended December 31, is as follows:

	2014
Current provision
Income tax provision (benefit) at statutory rate		$(27,000)
State income tax expense (benefit), net of federal benefit		0
Subtotal		(27,000)
Valuation allowance		27,000
	$	---

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2013 or 2012.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2014 the Company has net operating loss carry forwards of approximately $77,000, which begin to expire in 2032.

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

Effective December 31, 2014 the board of directors cancelled 15,000,000 common shares of our former officer and director, Jeannie Bacal. Effective December 31, 2014, the board of directors issued Rafael Solorio 15,000,000 common shares of stock for appointment as an officer and director. The shares were effectively transferred under a private equity transaction, therefore no gain or loss was recognized by this transaction. As a result of the issuance and cancellation; Rafael Solorio now owns approximately 75% of the total outstanding shares of our Common Stock.

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

