Form 10-Q
period 2015-03-31
Sector 5, Inc.
filed 2015-05-15
CIK 1550737

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-181742

SECTOR 5, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	45-5042353
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

612 Hillsdale Court, Patterson, California 95363

(Address of Principal Executive Offices)

(702) 287-1272

(Issuer’s telephone number)

_________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2015: 20,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

2

ITEM 1. FINANCIAL STATEMENTS

SECTOR 5, INC.

 Financial Statements

Page
Financial Statements:
Balance Sheets, March 31, 2015 (unaudited) and December 31, 2014 (audited)	4
Statements of Operations (unaudited), for the three month period ended March 31, 2015, and 2014	4
Statements of Cash Flows (unaudited), for the three month period ended March 31, 2015 and 2014	4
Notes to Financial Statements (unaudited)	7

SECTOR 5, INC.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$--	$17
Total Current Assets	--	17

TOTAL ASSETS	$--	$17

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft	$6	$-
Accounts payable	9,316	7,742
Total Current Liabilities	9,322	7,742

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Capital in excess of par value	49,750	49,300
Accumulated deficit	(79,072)	(77,025)
Total Stockholders' Equity	(9,322)	(7,725)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$17

See notes to unaudited financial statements

SECTOR 5, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014

REVENUE:
Sales	$-	$-
	-	-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	2,047	3,018
TOTAL OPERATING EXPENSES	2,047	3,018

LOSS FROM OPERATIONS	(2,047)	(3,018)

OTHER EXPENSE (INCOME)
Interest expense	-	-
Interest income	-	-
TOTAL OTHER EXPENSE (INCOME)	-	-

NET LOSS	$(2,047)	$(3,018)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

See notes to unaudited financial statements

SECTOR 5, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,047)	$(3,018)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Contributed capital	450	-
Increase in liabilities:
Bank overdraft	6	-
Increase in accounts payable	1,574	159
Net cash provided by operating activities	(17)	(2,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	(17)	(2,859)

Cash and cash equivalents, beginning of period	17	18,317

Cash and cash equivalents, end of period	$-	$15,458

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

See notes to unaudited financial statements

SECTOR 5, INC.

Notes to the Financial Statements

March 31, 2015

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of March 31, 2015 and the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

The Company has not recognized operating losses generated from operations to date, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2015, deferred taxes amounted to approximately $28,000, off-set by a 100% valuation allowance.

The Company provides for income taxes, for the periods ended March 31, is as follows:

	2015
Current provision
Income tax provision (benefit) at statutory rate		$(28,000)
State income tax expense (benefit), net of federal benefit		0
Subtotal		(28,000)
Valuation allowance		28,000
	$	---

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

Effective December 31, 2014 and following the issuance of the common shares; the board of directors cancelled Jeannie Bacal’s 15,000,000 common shares of stock and returned them to treasury.

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

7. Subsequent events

The Company has evaluated it activities subsequent through May 14, 2015 and found no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sector 5, Inc. for the period ended March 31, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Sector 5, Inc. Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2015, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Plan of Operation

Plan of operation for the next twelve months

Sector 5, Inc. closed its offering on October 25, 2012 and raised $50,000 by placing 5,000,000 through its offering. If we begin to generate profits, we will increase our marketing and sales activity accordingly. Sector 5 is a women’s fashion design manufacturer located in Patterson, California. Sector 5 plans to market its own brand under the brand name “Urban Street Apparel”. Because of the brand name Urban Street Apparel we plan to take advantage of the “USA” acronym in our marketing campaigns. Sector 5’s intentions are to stay on the cutting edge of the swiftly changing young woman’s apparel market. As the marketplace for high end fashion denim has increased dramatically over the last 7-10 years, Sector 5 plans to position itself deep in the fashion culture by introducing new styles and designs on an ongoing basis. As Urban Street Apparel will be a new brand coming into the marketplace, we also plan on reselling current existing popular brands as a draw to attract potential new customers while showcasing our own brand. That combined, with our “fifth pocket” design and marketing, Urban Street Apparel plans to carve a distinctive niche in this lucrative, high margin, garment sector.

Results of Operations

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $2,047 and has accumulated losses in the amount of $79,072 from the date of inception (April 11, 2012) until the quarter ended March 31, 2015. Expenses incurred have been primarily for professional and other regulatory compliance.

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

Management has insufficient funds to sustain operations for a twelve-month period. The Company currently has $0 in cash to meet its current obligations, requiring additional capital for operating cash flow. Our auditor has expressed substantial doubt for continuation as a going concern, as reported in our annual report, December 31, 2014 10-K, filed with the Securities and Exchange Commission.

The Company as a whole may continue to operate at a loss for an indeterminate period, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2015, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SECTOR 5, INC.

Date: May 14, 2015	By:	/s/ Rafael Solorino
Rafael Solorino
President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer, Director

