Form 10-Q
period 2015-06-30
Sector 5, Inc.
filed 2015-08-19
CIK 1550737

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-181742

SECTOR 5, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	45-5042353
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

2505 Anthem Village Drive, Suite E258, Henderson, Nevada 89052

(Address of Principal Executive Offices)

(702) 287-1272

(Issuer’s telephone number)

612 Hillsdale Court, Patterson, California 95363

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2015: 20,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

2

Item 1. FINANCIAL STATEMENTS

SECTOR 5, INC.

Financial Statements

Page
Financial Statements:
Consolidated Balance Sheets, June 30, 2015 (unaudited) and December 31, 2014 (audited)	4
Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (Unaudited)	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited)	6
Notes to Financial Statements (unaudited)	7

SECTOR 5, INC.
BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10	$17
Total Current Assets	10	17

TOTAL ASSETS	$10	$17

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,888	$7,742
Total Current Liabilities	15,888	7,742

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized;
20,000,000 shares issued and outstanding	20,000	20,000
Capital in excess of par value	49,750	49,300
Accumulated deficit	(85,628)	(77,025)
Total Stockholders' Equity	(15,878)	(7,725)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10	$17

See notes to unaudited financial statements

SECTOR 5, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

REVENUE:
Sales	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative expenses	6,556	8,376	8,603	11,394
TOTAL OPERATING EXPENSES	6,556	8,376	8,603	11,394

LOSS FROM OPERATIONS	(6,556)	(8,376)	(8,603)	(11,394)

TOTAL OTHER EXPENSE (INCOME)	-	-	-	-

NET LOSS	$(6,556)	$(8,376)	$(8,603)	$(11,394)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

See notes to unaudited financial statements

SECTOR 5, INC.
STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,603)	$(11,394)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Increase in accounts payable	8,146	(1,441)
Net cash provided by operating activities	(457)	(12,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	450	-
Net cash provided by financing activities	450	-

Net increase in cash and cash equivalents	(7)	(12,835)

Cash and cash equivalents, beginning of period	17	18,317
Cash and cash equivalents, end of period	$10	$5,482

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

See notes to unaudited financial statements

SECTOR 5, INC.

Notes to the Financial Statements

June 30, 2015

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of June 30, 2015 and the fair values of the Company’s financial instruments approximate their historical carrying amount.

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

The Company has not issued guarantees or other warrantees on the success or results. The Company has no history and has not experienced any refund requests or committed to any adjustments for failed products. The Company does not believe that there is any required liability.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the three and six month periods ended June 30, 2015 and 2014.

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

The Company has not recognized operating losses generated from operations to date, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2015, deferred taxes amounted to approximately $29,000, off-set by a 100% valuation allowance.

The Company provides for income taxes, for the periods ended June 30, is as follows:

	2015
Current provision
Income tax provision (benefit) at statutory rate		$(29,000)
State income tax expense (benefit), net of federal benefit		0
Subtotal		(29,000)
Valuation allowance		29,000
	$	---

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of June 30, 2015 the Company has net operating loss carry forwards of approximately $86,000, which begin to expire in 2032.

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

7. Subsequent events

The Company has evaluated it activities subsequent through August 14, 2015 and found no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sector 5, Inc. for the period ended June 30, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Sector 5, Inc. Financial information provided in this Form 10-Q, for periods subsequent to June 30, 2015, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Results of Operations

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $8,603 and has accumulated losses in the amount of $85,628 from the date of inception (April 11, 2012) until the six months ended June 30, 2015. Expenses incurred have been related to registration compliance and are primarily professional and filing fees.

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

Management has been successful in raising $50,000 in funds from its offering and which is budgeted to sustain operations through the current period, however there is a need to raise additional capital to sustain operations. If we begin to generate profits, we will increase our marketing and sales activity accordingly. The Company currently has $10 in cash to meet its current obligations, requiring additional capital for operating cash flow. As of our year ended December 31, 2014, our auditor has expressed substantial doubt for continuation as a going concern.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2015, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECTOR 5, INC.

Date: August 19, 2015	By:	/s/ Rafael Solorio
Rafael Solorino
President, Chief Executive Officer,
Secretary, Chief Financial Officer, Treasurer, Director

