Form 10-Q
period 2015-09-30
Sector 5, Inc.
filed 2015-11-12
CIK 1550737

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(Issuer's telephone number)

612 Hillsdale Court, Patterson, California 95363

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2015: 20,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

2

Item 1. FINANCIAL STATEMENTS

SECTOR 5, INC.

Financial Statements

Page
Financial Statements:
Balance Sheets, September 30, 2015 (unaudited) and December 31, 2014 (audited)	4
Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	5
Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	6
Notes to Financial Statements (unaudited)	7

SECTOR 5, INC.
BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$-	$17
Total Current Assets	-	17

TOTAL ASSETS	$-	$17

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,306	$7,742
Total Current Liabilities	17,306	7,742

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Capital in excess of par value	50,175	49,300
Accumulated deficit	(87,481)	(77,025)
Total Stockholders' Equity	(17,306)	(7,725)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$17

See notes to unaudited financial statements

SECTOR 5, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUE:
Sales	$-	$-	$-	$-
	-	-	-	-
COST OF GOODS SOLD	-	-	-	-

GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	1,853	4,510	10,456	15,903
TOTAL OPERATING EXPENSES	1,853	4,510	10,456	15,903

LOSS FROM OPERATIONS	(1,853)	(4,510)	(10,456)	(15,903)

OTHER EXPENSE (INCOME)
Interest expense	-	-	-	-
Interest income	-	-	-	-
TOTAL OTHER EXPENSE (INCOME)	-	-	-	-

NET LOSS	$(1,853)	$(4,510)	$(10,456)	$(15,903)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

See notes to unaudited financial statements

SECTOR 5, INC.
STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,456)	$(15,903)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Increase in accounts payable	9,564	(1,441)
Net cash provided by operating activities	(892)	(17,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	875	-
Net cash provided by financing activities	875	-

Net increase in cash and cash equivalents	(17)	(17,344)

Cash and cash equivalents, beginning of period	17	18,317

Cash and cash equivalents, end of period	$-	$973

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

See notes to unaudited financial statements

SECTOR 5, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

SECTOR 5, INC. ("Sector 5" or the "Company") was incorporated in the State of Nevada on April 11, 2012. Sector 5 plans to market its own brand under the brand name "Urban Street Apparel". Because of the brand name Urban Street Apparel we plan to take advantage of the "USA" acronym in its marketing campaign. Sector 5's intentions are to stay on the cutting edge of the swiftly changing young woman's apparel market. Sector 5 plans to position itself deep in the fashion culture by introducing new styles and designs on an ongoing basis. As Urban Street Apparel will be a new brand coming into the marketplace, we also plan on reselling current existing popular brands as a draw to attract potential new customers while showcasing our own brand. That combined, with our innovative "fifth pocket" design and marketing, Urban Street Apparel plans to carve a distinctive niche in this lucrative, high margin, garment sector.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of those to be expected for the entire year. and should be read in conjunction with Form 10-K.

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

Use of Estimates

The Financial Statements have been prepared in conformity with U.S. GAAP, which requires using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these good faith estimates and judgments.

Financial Instruments

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of September 30, 2015 the fair values of the Company's financial instruments approximate their historical carrying amount.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the three and nine month periods ended September 30, 2015 and 2014.

Income taxes

The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740, Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, "Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and has adopted this ASU.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

2. Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet emerged from its development stage, has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

The Company has not recognized operating losses generated from operations to date, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2015, deferred taxes amounted to approximately $29,600, off-set by a 100% valuation allowance.

The Company provides for income taxes, for the periods ended September 30, is as follows:

	2015
Current provision
Income tax provision (benefit) at statutory rate		$(29,600)
State income tax expense (benefit), net of federal benefit		0
Subtotal		(29,600)
Valuation allowance		29,600
	$	---

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of September 30, 2015 the Company has net operating loss carry forwards of approximately $87,000, which begin to expire in 2032.

4. Related Party Transactions

Loans from Shareholder

In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Notes are considered payable on demand and is non-interest bearing. The majority shareholder has pledged support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this member.

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

Effective December 31, 2014 and following the issuance of the common shares; the board of directors cancelled Jeannie Bacal's 15,000,000 common shares of stock and returned them to treasury.

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

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

7. Subsequent events

The Company has evaluated it activities subsequent through November 12, 2015 and found no reportable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Sector 5, Inc. for the period ended September 30, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Sector 5, Inc. Financial information provided in this Form 10-Q, for periods subsequent to September 30, 2015, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Plan of Operation

Plan of operation for the next twelve months

Sector 5, Inc. closed its offering on October 25, 2012 and raised $50,000 by placing 5,000,000 through its offering. If we begin to generate profits, we will increase our marketing and sales activity accordingly. Sector 5 is a women's fashion design manufacturer located in Patterson, California. Sector 5 plans to market its own brand under the brand name "Urban Street Apparel". Because of the brand name Urban Street Apparel we plan to take advantage of the "USA" acronym in our marketing campaigns. Sector 5's intentions are to stay on the cutting edge of the swiftly changing young woman's apparel market. As the marketplace for high end fashion denim has increased dramatically over the last 7-10 years, Sector 5 plans to position itself deep in the fashion culture by introducing new styles and designs on an ongoing basis. As Urban Street Apparel will be a new brand coming into the marketplace, we also plan on reselling current existing popular brands as a draw to attract potential new customers while showcasing our own brand. That combined, with our "fifth pocket" design and marketing, Urban Street Apparel plans to carve a distinctive niche in this lucrative, high margin, garment sector.

Results of Operations

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $10,456 and has accumulated losses in the amount of $87,481 from the date of inception (April 11, 2012) until the nine months ended September 30, 2015.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders. Sector 5, Inc.'s received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on July 25, 2012 to offer on a best-efforts basis 5,000,000 shares of its common stock at a fixed price of $0.01 per share.

Sector 5, Inc. closed its offering on October 25, 2012 and raised $50,000 by placing 5,000,000 through its offering.

Management has been successful in raising $50,000 in funds from its offering and which is budgeted to sustain operations for a twelve-month period. If we begin to generate profits, we will increase our marketing and sales activity accordingly. The Company currently has $0 in cash to meet its current obligations, requiring additional capital for operating cash flow. As of our quarter ending September 30, 2015, our auditor has expressed substantial doubt for continuation as a going concern.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2015, have concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SECTOR 5, INC.

Date: November 12, 2015	By:	/s/ Rafael Solorio
Rafael Solorino
President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer, Director

