Form 10-K
period 2015-12-31
Sector 5, Inc.
filed 2016-04-14
CIK 1550737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number: 333-181742

Sector 5, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5042353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2000 Duke Street, Suite 110

Alexandria, Virginia 22314

(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (571) 348-1005

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $26,000,000, based on the closing bid price of the registrant's common stock on the OTC Markets ($5.20 per share) on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The number of shares outstanding of the registrant's common stock, $.001 par value, as of April 8, 2016 was 20,000,000 shares.

Sector 5, Inc.

2015 Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by federal securities law. The terms "Sector 5," the "Company,""we," "our," "us," or any derivative thereof, as used herein refer to Sector 5, Inc.

PART 1

ITEM 1. BUSINESS

Corporate Background

Sector 5, Inc. was incorporated in the State of Nevada on April 11, 2012. Since inception, Sector 5 has not generated revenues and has accumulated losses from inception (April 11, 2012) in the amount of $123,288 as of December 31, 2015.

On March 18, 2016, a change in control of Sector 5 occurred. The change in control included plans of new management to relaunch Sector 5 to sell branded electronic products using the Sector 5 name targeting the educational and consumer electronics markets. No such activities had previously occurred and Sector 5 has commenced only minimal operations to date and has not generated revenues. Sector 5 will not be profitable until it derives sufficient revenues and cash flows from planned operations.

The consolidated financial statements included in this Annual Report on Form 10-K relate to our prior operations that relate to women's fashion design. Due to the change in control and management's determination to relaunch our business, as noted above, we believe the financial statements are not necessarily meaningful to a review of our company.

Sector 5's administrative office is located at 2000 Duke Street, Suite 110, Alexandria, Virginia 22314. Sector 5's shares trade on the OTC Market's OTC Pink tier under the symbol SECT.

Business Overview

Sector 5 plans to sell branded electronic products targeting the educational and consumer electronics markets.

Sector 5 intends to target the retail consumer electronics market using a supply-chain methodology involving "Open Innovation." This is accomplished through Sector 5's relationships with Chinese suppliers and American ingenuity that allows us to create products using the latest technology and matching market expectations at the best pricing. This approach will be accomplished through the involvement of a talented staff, including designers and innovators, coupled with strong relationships with "best in class" suppliers.

Sector 5's distribution channel strategy includes both B2B (especially schools), as well as utilization of existing relationships with distributors that have retail channels looking for new innovative products. Furthermore, we intend to use mobile carriers as sales channels on some unique new 4G LTE products which employ mobile data networks. Building and maintaining distribution relationships will be an essential element of our plan. In our product planning efforts, we expect to listen to these sales channels for what opportunities they have, as well as providing them new product opportunities we are planning. The latter will become increasingly important as we intend to grow a portfolio of products uniquely ours in late 2016.

Sector 5's foundation of promise is defined by a pursuit of simplicity and a commitment to innovation. Quay, reliability and excellent customer support will be an integral component of that commitment.

Products

Our initial phase will focus on the education markets utilizing Chrome and Android Operating Systems.

As our sales staff ramps up, we intend to broadly target general consumer retail channels and possibly other B2B opportunities (e.g., hospitals). In this phase we will need to carefully and continuously balance growth in width (number of sales channels and product SKU's) versus depth (quality of service and support).

We are currently negotiating contracts with experienced sales and marketing individuals and companies who we believe can get Sector 5 branded products placed in major retail channels. We believe that our relationship with Google will assist us in entering into contracts with major distributors for U.S. markets.

During the second and third quarter of 2016, we plan to launch a number of products aimed at the educational market:

•	Chromebooks optimized for education (11.6" and 13")
•	Charging carts for bulk charging and storage of Chromebooks (various models)
•	Electronic whiteboard (1 model)
•	Large touch screen (2 models)
•	Classroom speakers (2 models)
•	Classroom microphone (1 model)
•	Chromebook HDMI connected monitor 24"

During the fourth quarter of 2016, we plan to launch the following products, integrating our planned intellectual property:

•	Chromebox with camera (our own design which we plan to patent)
•	Possibly, Chromebooks with 4G LTE, to be distributed B2B and through wireless carriers
•	Smart Pico Projector with 4G LTE
•	Bedroom Smart Pico Projector/speaker/wall mount kit bundle
•	Action camera with 4K resolution utilizing 4G LTE for connectivity

We plan to explore business opportunities, possibly expanding these product categories. Using the strength of our partners' manufacturing capabilities, Sector 5 has identified new product categories in which our key suppliers will assist in the development of new products accommodating our ideas and requirements. Our relationships with the leading electronics suppliers in China will enable us to gain advantages of not only low cost manufacturing, but also achieving the best of the Open Innovation partnership making it possible for us to realize first-in-market, unique and affordable products. We have opened a small Chinese office located in Shenzhen (called High Tech Zone) as it is a hub of Chinese innovation where many of the major Chinese electronics firms are located. Shenzhen is rapidly becoming the Chinese version of Silicon Valley. Late in 2016, we plan to create our first Android 5 portfolio of Smart TV solutions, including:

•	Smart TV box (possibly similar hardware as Chromebox).
•	Smart TVs (larger sizes)
•	Android tablets for education
•	Premium speakers (Bluetooth, WiFi, Surround)
•	Headsets & headphones

Sales and Marketing

Sector 5 has a sales team with has prior-standing relationships with the buyers at "Big Box" retailers such as Target and Walmart. Sector 5 is hiring staff that have relationships with reps in the educational market. Sector 5 also has relationships with large companies who are currently dominating the online sales channels. Our target customers are anyone in need of consumer, education or business electronics seeking the best combination of value, simplicity, usability and reliability. Our customers may be identified through independent reviews of our products on CNET, Engadget and others. For this reason, we plan a budget that covers the traditional marketing efforts, as well as efforts on performing critical product quality assurance and engagement with reviewers in enabling the best reviews. Getting good reviews is important for our brand reputation to get the best start.

Our planned marketing staff will include members solely focused on the educational computing market and members solely focused on the consumer retail market. However, we plan to have a unified research and development (R&D) effort that will aim at maximizing synergies in an effort to reduce R&D costs. On the education side, we plan to send out samples to schools with RFPs that we have identified that currently have the resources to start buying our products. Geographically, we plan to target both the United States and Canada. Most business with schools involves a bidding process and we plan on being the most competitively priced in the market, coupled with superior features and performance. Features we plan to emphasize include better graphical processing and more school optimized enclosures with easy carry handles. Our supply chain allows significant growth potential as it includes a very extensive list of product categories designed by experienced engineering teams. We will continuously aim at enabling growth through presenting new business opportunities to buyers from within our vendor/partner capabilities.

Our goal is "Educating America's Children" utilizing the power of Google and Chromebook's proven technology. We plan to achieve our goal by delivering the latest generation of technology, creating a new market expectation together with unique value-added differentiation and introducing the latest Chromebook defined by Speed, Security and Simplicity at competitive prices.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. In addition, our operations are affected by federal and state laws relating to marketing practices in the consumer electronics industry. Environmental laws and regulations do not materially impact our operations.

Research and Development

We have not spent any funds on research and development activities to date in connection with our business.

Personnel

Management is currently comprised of Roger B. McKeague, our Chief Executive Officer and Chief Financial Officer. Mr. McKeague's responsibilities include acting as our director of operations including manufacturing, distribution, marketing, research and development, and product development. We anticipate hiring additional executives and employees during 2016.

ITEM 1A. RISK FACTORS

An investment in our company is highly speculative in nature and involves an extremely high degree of risk. You should carefully consider the following material risks, together with the other information contained in this report, before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

We have no relevant operating history; we have accumulated and working capital deficits; we are only in an initial operational stage; and there is a going concern disclosure in our independent auditors' report.

Our company cut back daily operations in 2014 and essentially ceased daily operations in 2015. Through February 2016, we were substantially inactive. In March 2016, our majority shareholder entered into an agreement with Kirkland Holding Company to sell control of our company and, thereafter, we determined to relaunch our company in the consumer electronics market. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies. The report of our independent auditors with respect to our financial statements included in this report includes a "going concern" qualification, indicating that our significant net losses and cash flow deficiencies raise substantial doubt about our ability to continue as a going concern.

We have generated no revenues over the past two years from our operations, and will not generate any meaningful revenues until after we successfully begin to market and sell products in the educational and consumer electronics markets, of which no assurance can be given. As of December 31, 2015, we had a working capital deficit of $41,638 and an accumulated deficit of $123,288. Since December 31, 2015, we have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2016 and beyond. There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

Additionally, our ability to operate our business successfully will depend on a variety of factors, many of which are outside our control, including competition, cost and availability of strategic components, changes in governmental initiatives and requirements, changes in regulatory requirements, and the costs associated with commencing sales and marketing and R&D operations.

There remains uncertainty of any market acceptance of our proposed products.

Many prospective users of our proposed educational and consumer electronics products have already committed substantial resources to other vendors and information technology. Our growth and future financial performance will depend on our ability to demonstrate to prospective users the technical and economic advantages of our products and technology over alternative products and technologies. There can be no assurance that we will be successful in this effort. Furthermore, it is possible that competing technologies may be perceived to have, or may actually have, certain advantages over our technology in general for certain industries or applications.

We have a need for additional financing in the foreseeable future.

During the past two years, financing for all of our activities has been provided in the form of direct equity investments and advances from our officers and directors. Our future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include the ongoing development and testing of our technology, the nature and timing of prospective commercial projects and the availability of financing. In the educational and consumer electronics markets, we may not be able to enter into favorable business collaborations. If such efforts were successful, we would be required to make significant expenditures on personnel and capital equipment which would require significant financing. In addition, our lack of operational experience and limited capital resources could make it difficult, if not highly unlikely, to successfully secure major projects. In such event, our business development could be limited to smaller commercial projects with significantly lower potential for profit.

In addition, the expansion of our business will require the commitment of significant capital resources toward the hiring of technical and operational support personnel and the development of an R&D capability. In the event we are presented with one or more significant projects, individually or in conjunction with collaborative working partners, we may require additional capital to take advantage of such opportunities. There can be no assurance that such financing will be available or, if available, that it will be on favorable terms. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our R&D programs, to relinquish rights to certain of our technologies, or to license third parties to commercialize technologies that we would otherwise seek to develop ourselves. To the extent we raise additional capital by issuing equity securities, stockholders will be diluted.

We face competition and technical alternatives in the consumer electronics market.

We anticipate that our primary market will be for educational and consumer electronics. We have had limited experience in marketing our proposed products and have not previously had any employees or personnel whose primary responsibilities consisted of these functions. Other participants include several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources and more manufacturing, marketing and sales experience than we do. In addition, as computer technology evolves, there exists the possibility that our technology may be rendered obsolete by one or more competing technologies. Any one or more of our competitors, or one or more other enterprises not presently known to us, may develop technologies which are superior to our technology. To the extent that our competitors are able to offer more cost-effective alternatives, our ability to compete could be materially and adversely affected.

There can be no assurance that we will enter into collaborative agreements or projects utilizing our technology in the future.

We propose to pursue opportunities in the educational and consumer electronics markets through collaborative joint working arrangements with Chinese suppliers and other companies (such as Google) that have a significant presence in well-established industries or markets, and that can assist us in introducing our products to industry participants. However, neither we nor any of our prospective collaborative joint working partners with us have secured any project contracts. There can be no assurance that we will enter into any definitive joint project arrangements with our prospective working partners or others, or that any such definitive arrangements will be on terms and conditions that will enable us to generate profits. Furthermore, even if we are successful in obtaining one or more project awards, such projects may be curtailed or eliminated, or other problems may arise, which could materially adversely affect our business, financial condition and results of operations.

We depend on our executive officers to run our business.

We are dependent on the efforts of our executive officer, Roger McKeague, our Chief Executive Officer and Chief Financial Officer and Peter Mortensen, our President. We do not have a key-man life insurance policy on the life of either Mr. McKeague or Mr. Mortensen to compensate us for the loss of such individual. The loss of their services will have a material adverse effect on our company.

Our future success will depend in large part upon our ability to attract and retain skilled management, operational and marketing personnel. Other than Mr. McKeague and Mr. Mortensen, we do not currently have any employees or personnel whose responsibilities are focused primarily in these fields. We face competition for hiring such personnel from other companies. There can be no assurance that we will be successful in attracting and retaining such personnel.

We are controlled by an "insider" stockholder.

Roger McKeague, our Chief Executive Officer and Chief Financial Officer, beneficially owns 75% of our outstanding common stock through Kirkland Holding Co. Accordingly, through his ownership of our outstanding common stock, he will be able to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be able to determine the outcome of the election of all of our directors and determine corporate and stockholder action on other matters.

We have no plans to pay dividends.

We have never paid any dividends on our common stock, and have no plans to pay dividends on our common stock in the foreseeable future.

It is likely that our common stock price will be volatile.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performances of specific companies. Announcements of new technologies and changing policies and regulations of the federal government and state governments and other external factors, as well as potential fluctuations in our financial results, may have a significant impact on the price of our stock.

Our charter contains some anti-takeover provisions that may inhibit a takeover.

The provisions in our certificate of incorporation relating to delegation to the board of directors of rights to determine the terms of preferred stock may have the effect not only of discouraging attempts by others to buy us. The ability of our board of directors to determine the terms of preferred stock, while providing flexibility in connection with possible business purchases and other corporate purposes, could make it more difficult for a third party to secure a majority of our outstanding common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 2000 Duke Street, Suite 110, Alexandria, Virginia 22314. We currently lease 800 square feet of office space and pay $1,500 per month in rent. Prior to the change in control and for the presented periods, we were provided office space free of charge by our officer and director. We are not required to pay for our office space in Shenzhen, China, which is provided to us free by our representative there. We believe that these locations are adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which we are a party or of which our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

 ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock have been publicly traded since February 15, 2012, initially on the OTC Bulletin Board. The following table sets forth the high and low closing prices for our common stock on the OTC Markets' OTC Pink market tier for the years ended December 31, 2014 and 2015 and to date. Our trading symbol is SECT.

	Year ended December 31,
	2014		2015		2016
Quarter	High	Low	High	Low	High	Low
First (through April 11, 2016)	$	$	$3.00	$3.00	$7.20	$5.00
Second			7.70	3.00
Third	1.00	1.00	8.25	4.00
Fourth	1.00	3.00	8.15	6.00

Holders

As of April 11, 2016, there were 22 record holders of our outstanding shares of Common Stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Forms 10-K, 10-Q or 8-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2015, or at any time before or after that quarter.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by federal securities law.

These forward-looking statements are based on our management's current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as "may", "will", "believes", "anticipates", "estimates", "expects", "continues", "should", "seeks", "intends", "plans", and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Plan of operation for the next twelve months

Our initial phase will focus on the educational technology markets utilizing products incorporating Chrome and Android Operating Systems.

As our sales staff ramps up, we intend to broadly target general consumer retail channels and possibly other B2B opportunities (e.g., hospitals). In this phase we will need to carefully and continuously balance growth in width (number of sales channels and product SKU's) versus depth (quality of service and support).

We are currently negotiating contracts with experienced sales and marketing individuals and companies who we believe can get Sector 5 branded products placed in major retail channels. We believe our relationship with Google will assist us in entering into contracts with major distributors for the U.S. markets.

During the second and third quarter of 2016, we plan to launch a number of products aimed at the educational market:

•	Chromebooks optimized for education (11.6" and 13")
•	Charging carts for bulk charging and storage of Chromebooks (various models)
•	Electronic whiteboard (1 model)
•	Large touch screen (2 models)
•	Classroom speakers (2 models)
•	Classroom microphone (1 model)
•	Chromebook HDMI connected monitor 24"

During the fourth quarter of 2016, we plan to launch the following products, integrating our planned intellectual property:

•	Chromebox with camera (our own design which we plan to patent)
•	Possibly Chromebooks with 4G LTE, to be distributed B2B and through wireless carriers
•	Smart Pico Projector with 4G LTE
•	Bedroom Smart Pico Projector/speaker/wall mount kit bundle
•	Action camera with 4K resolution utilizing 4G LTE for connectivity

We plan to explore business opportunities, possibly expanding these product categories. Using the strength of our partners' manufacturing capabilities, Sector 5 has identified new product categories in which our key suppliers will assist in the development of new products accommodating our ideas and requirements. Our relationships with the leading electronics suppliers in China will enable us to gain advantages of not only low cost manufacturing, but also achieving the best of the Open Innovation partnership making it possible for us to realize first-in-market, unique and affordable products. We have opened a small Chinese office located in Shenzhen (called High Tech Zone) as it is a hub of Chinese innovation where many of the major Chinese electronics firms are located. Shenzhen is rapidly becoming the Chinese version of Silicon Valley. Late in 2016, we plan to create our first Android 5 portfolio of Smart TV solutions, including:

•	Smart TV box (possibly similar hardware as Chromebox).
•	Smart TVs (larger sizes)
•	Android tablets for education
•	Premium speakers (Bluetooth, WiFi, Surround)
•	Headsets & headphones

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue. The Company did not have any revenue for the year ended December 31, 2015 or 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were $33,913 as compared to $24,301 for the year ended December 31, 2014. General and administrative expenses increased due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and related fees and expenses.

 Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31, 2015	As of December 31, 2014

Cash and Cash Equivalents	$62	$17
Working Capital (Deficit)	(41,638)	(7,725)
Debt (current)	41,700	7,742

Availability of Additional Funds

Based on our working capital as of December 31, 2015, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders, until we begin to raise capital from non-officers or non-directors or generate cash flows from operations.

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the year ended December 31, 2015 in the amount of $0. The cash used in operating activities during this period was due to cash used to fund a net loss of $33,913, adjusted for non-cash expenses related to amortization of intangible assets, depreciation on equipment, issuance of common stock to directors for services, accrued interest, as well as the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the year ended December 31, 2015 in the amount of $18,592.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended December 31, 2015 in the amount of $0 The cash used in investing activities during this period was due to cash used to purchase equipment. We experienced no cash flow from investing activities for the year ended December 31, 2015 in the amount of $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2015 and 2014 was $18,637 and $4,300.

Recently Issued Accounting Pronouncements

Reference is made to the "Recent Accounting Pronouncements" in Note 2 to our consolidated financial statements included elsewhere in this report for information related to new accounting pronouncements, none of which had a material impact on our consolidated financial statements.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") applied on a consistent basis. The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company's deferred tax assets.

We qualify as an "emerging growth company", as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012. Under the JOBS Act, "emerging growth companies", can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

 Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' and No. 104, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, are deferred and recognized as revenue over the subscription term.

Share Based Payments

In December 2004, the FASB ("Financial Accounting Standards Board") (issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

The Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

 Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the years ended December 31, 2015 and 2014.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

We consider that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not subject to risks related to foreign currency exchange rate fluctuations. Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section at the end of this Annual Report beginning on page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 2, 2015, the Company was informed that our registered independent public accountant, Messineo & Co., CPAs, LLC of Clearwater, Florida ("M&CO") declined to stand for re-appointment.

M&CO's report on the financial statements for the year ended December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the year ended December 31, 2014 and through the current date, there have been no disagreements with M&CO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&CO would have caused them to make reference thereto in their report on the financial statements. Through the interim period November 2, 2015 (the date of notification), there have been no disagreements with M&CO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&CO would have caused them to make reference thereto in their report on the financial statements.

During the years ended December 31, 2014 and 2013 and the interim period through November 2, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

On November 2, 2015, the Company engaged Stevenson & Company CPAs, LLP ("S&C") of Tampa Florida, as its new registered independent public accountant. During the years ended December 31, 2014 and 2013 and prior to November 2, 2015 (the date of the new engagement), we did not consult with S&C regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by A&C, in either case where written or oral advice provided by S&C would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (being the same person), to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2015 (the "Evaluation Date"), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

●

We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an "audit committee financial expert," as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management's view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●

We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting policies.

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

●

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

●	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company's registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of the date of this filing:

Name	Age	Title
Roger B. McKeague	49	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.
Peter Mortensen	50	President

Business Experience

Roger B. McKeague – Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Prior to joining the Company in March 2016, Mr. McKeague was the Chief Executive Officer of Sector Five, Inc., an unaffiliated Delaware company, and was an attorney and business consultant focused on business and education management from November 2015 to April 2016. Previously, he was an attorney and business consultant with Roger B. McKeague Attorney At Law from June 2013 to October 2015, Kailua, Hawaii. Mr. McKeague was Executive Director at the Charter School Administrative Office for the State of Hawaii in Honolulu from December 2008 to June 2013. Mr. McKeague was a consultant for Forest City, Hawaii where he worked on External Affairs and Legal and Development projects from September 2006 to June 2008. He was Special Assistant to the Director for the Hawaii State Department of Health in Honolulu where he provided executive direction over Department functions and programs on behalf of the Director from December 2003 to July 2005. Mr. McKeague was an Advisor and Policy Analyst in the Office of the Governor of Hawaii from November 2002 to December 2003. He was Chief of Staff for Representative Bud Stonebraker in the Hawaii State Legislature from January 2001 to December 2002. Mr. McKeague was General Legal Counsel for Dawson International, Inc. in Honolulu, Hawaii from January 1998 to December 1998. He was a litigation associate for Dwyer Imanaka Schraff Kudo Meyer & Fujimoto in Honolulu from January 1996 to October 1996, and was the Staff Attorney for the House of Representatives Majority Staff Office from January 1995 to July 1995. Mr. McKeague received his J.D. degree from Lewis & Clark, Northwestern School of Law and his B.A. degree from the University of Hawaii at Manoa. Mr. McKeague is qualified to run our Company due to his business and legal background.

Peter Mortensen – President

Mr. Mortensen became the President of the Company in April 2016. He has worked as a Consultant for Hop-on, Inc., from August 2014 to March 2016. As a full time employee at Hop-On, he assisted the CEO with strategies in technology and products for Hop-on. He also provided oversight of the manufacturing and working with suppliers. From 2013 to 2014, Mr. Mortensen was the Software R&D Director of Panasonic Avionics, located in Lake Forest, California. Mr. Mortensen managed a department of 52 software developers covering R&D in Android and Linux software development for inflight entertainment (IFE) systems for all major airlines both for passengers (seatback systems) and crew (in-wall and mobile terminals). From 2011 to 2013, Mr. Mortensen was Foreign Expert and Director of Product Planning for Digital Products Group, a Company specializing in mobile phones, tablets & TVs. His responsibilities included identifying weak-points in processes and organization towards becoming a leading value brand. He recommended improvements to CTO, defined strategy for global product R&D (focus software) with international open innovation centers. He also worked as primary point of contact for non-Chinese technology and component vendors where he led all vendor meetings. Mr. Mortensen worked with Haier Europe and Haier America on planning future next generation models. From 2010 to 2011, Mr. Mortensen was Senior Product Manager Televisions – Product Group for VIZIO, Irvine, California where he defined and managed all TV product and technology roadmaps. From 2005 to 2010, Mr. Mortensen was Department Manager for Software Development Group, Mitsubishi Digital Electronics of America, Irvine, California, where he managed the software engineering of the 2006-2010 product portfolios of Mitsubishi flat panel LCD and rear projection DLP televisions to completion within time and within schedule (approx. 92 television models).

Mr. Mortensen graduated from the Southern University of Denmark with a B.S. in Computer Science in 1988 and has earned several certificates in management, quality assurance and corporate leadership subsequently.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company's directors and officers.

Board Composition and Committees

The Company's Board of Directors is currently composed of one member, Roger B. McKeague.

We do not have a standing nominating, compensation or audit committee. Rather, our board of directors performs the functions of these committees. Also, we do not have a "audit committee financial expert" on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.

any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

18

7.

being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

We are not currently subject to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company's officers during the years ended December 31, 2014 and December 31, 2015 for services to the Company.

Summary Compensation Table

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Rafael Solorio	Former CEO	2015	-	-	$15,000	-	-	-	$15,000
		2014

Jeannie Bacal	Former CEO	2014	-	-	-	-	-	-	-

_________________

(1)	The Company recorded the stock issuance of 15,000,000 shares of common stock at the par value of $0.001 per share.
(2)	Ms. Bacal resigned in December 2014.

Employment Agreements and Benefits

We currently have one employee, Roger B. McKeague. The Company does not have an employment contract with its key employee.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from April 11, 2012 (inception) to December 31, 2014 or the year ended December 31, 2015.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from April 11, 2012 (inception) to December 31, 2014 or the year ended December 31, 2015.

Grants of Plan-Based Awards

During the period from April 11, 2012 (inception) to December 31, 2014 and the year ended December 31, 2015, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2014 or December 31, 2015. No equity awards were made during the year ended December 31, 2014 or the year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Rafael Solorio, Former CEO	-	-	-	-	-	-	-	-	-

Jeanine Bacal, former CEO	-	-	-	-	-	-	-	-	-

Option Exercises and Stock Vested

During the period from April 11, 2012 (inception) to December 31, 2014 and the year ended December 31, 2015, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

 Equity Incentive Plan

We do not expect to adopt an equity incentive plan during the next 12 months. When we adopt an equity incentive plan, the purposes of the proposed equity incentive plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers will be eligible to participate in the plan. We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company's directors during the years ended December 31, 2014 and December 31, 2015 for services to the Company.

Director Compensation Table

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rafael Solorio (1)	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

Jeannie Bacal	2014	-	-	-	-	-	-	-

_________________

(1)	Mr. Solorio was appointed as a director of the Company in December 31, 2014.
(2)	The Company recorded the stock issuance of 15,000,000 shares of common stock at the par value of $0.001 per share.

Compensation Committee Interlocks and Insider Participation

During the period from April 11, 2012 (inception) to December 31, 2014 and the year ended December 31, 2015, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Code of Ethics

The Company has filed its Code of Ethics as Exhibits 14.1 and 14.2.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 8, 2016 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class Owner of Shares	Name, Title and Address of Beneficial (1)	Amount of Beneficial Ownership (2)	Currently Outstanding
Common	Roger McKeague (3)	15,000,000	75%
	Chief Executive Officer,
	Chief Financial Officer, Secretary,
	Treasurer, and Director

All officers and Directors as a Group		15,000,000	75%

_________________

1.	The address of our executive officer, director and beneficial owner is c/o Sector 5, Inc., 2000 Duke Street, Suite 110, Alexandria, VA 22314.

2

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3.	Mr. McKeague's interest is held through Kirkland Holding Co., a corporation he controls.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of April 8, 2016 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to shares of common stock that may be issued upon exercise of outstanding stock options. We currently do not have any equity compensation plans in place.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons, Promoters And Certain Control Persons

There are no transactions involving the Company and any of its officers, directors, majority shareholders or other related persons or control persons that require disclosure pursuant to Item 404(d) of Regulation S-K. On March 18, 2016, a change in control of the Company occurred in which Roger McKeague was elected a director and appointed to serve as Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary of the Company. We do not have an established policy regarding related transactions.

During the year ended December 31, 2015, a related party assisted the Company in support of its operations by providing payments to the Company's vendors for $18,637. The Company has recorded the liability to this related party in other payables as the amounts are temporary in nature and have not been formalized by a promissory note. These amounts are considered due on demand and non-interest bearing.

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

We currently lease 800 square feet of office space and pay $1,500 per month in rent. Prior to the change in control and for the presented periods, we were provided office space free of charge by our officer and director. We are not required to pay for our office space in Shenzhen, China, which is provided to us free by our representative there. Rent was $0 for all periods presented.

The Company does not have an employment contract with its key employee, the sole shareholder who is the Chief Executive and Chief Technical Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Director Independence

We have no independent directors at the current time. Mr. McKeague is an executive officer.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained by written request without charge from us at Sector 5, Inc., 2000 Duke St., Suite 110, Alexandria VA 22314.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Stevenson & Company CPAs, LLP were our auditors for our year ended December 31, 2015.

Audit Fees

Aggregate audit fees billed by Stevenson & Company CPAs, LLP in 2015 and 2014 totaled $7,500 and $0, respectively.

Audit-Related Fees

Aggregate audit-related fees billed by Stevenson and Company CPAs, LLP 2015 and 2014 totaled $0 and $0, respectively.

Tax Fees

Aggregate tax fees billed by Stevenson and Company CPAs, LLP in 2015 and 2014 totaled $0.

Policy for Pre-Approval of Audit and Non-Audit Services

Our board of directors' policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors' policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by our board of directors. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

The pre-approval policy was implemented effective in fiscal 2015. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance its normal functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

10.1	Form of Stock Purchase Agreement**

14.1	Code of Business Conduct and Ethics

14.2	Code of Ethics for the CEO and Senior Financial Officers

31.1	302 Certification – Roger B. McKeague

32.1	906 Certification – Roger B. McKeague

__________

* Included as an Exhibit to our Registration Statement on Form S-1 filed on May 29, 2012

** Exhibit 10.1 from 8-K filed March 22, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sector 5, Inc.

Date: April 14, 2016	By:	/s/ Roger B. McKeague
Roger B. McKeague Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	By:	/s/ Roger B. McKeague
Roger B. McKeague
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 (813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sector 5, Inc.

We have audited the accompanying balance sheet of Sector 5, Inc. as of December 31, 2015 and 2014, and the related statement of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sector 5, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

April 8, 2016

SECTOR 5, INC.
BALANCE SHEET

	December 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$62	$17
Total Current Assets	62	17

TOTAL ASSETS	$62	$17

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,063	$7,742
Other payable, related party	18,637	-
Total Current Liabilities	41,700	7,742

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional Paid in Capital	61,650	61,650
Accumulated deficit	(123,288)	(89,375)
Total Stockholders' Equity	(41,638)	(7,725)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62	$17

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC.

STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2015	2014

REVENUE:
Sales	$-	$-
	-	-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES
Stock based compensation	-	15,000
Selling, general and administrative expenses	33,913	24,301
TOTAL OPERATING EXPENSES	33,913	39,301

LOSS FROM OPERATIONS	(33,913)	(39,301)

OTHER EXPENSE (INCOME)
Interest expense	-	-
Interest income	-	-
TOTAL OTHER EXPENSE (INCOME)	-	-

NET LOSS	$(33,913)	$(39,301)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Equity

Balance, December 31, 2012	2,000,000	$20,000	$42,350	$(14,229)	$48,121

Net loss	-	-	-	(35,845)	(35,845)

Balance, December 31, 2013	2,000,000	$20,000	$42,350	$(50,074)	$12,276

Issuance of common stock for services, December 2014	15,000,000	15,000	-	-	15,000

Cancellation of common stock	(15,000,000)	(15,000)	15,000	-	-

Capital contribution from shareholder	-	-	4,300	-	4,300

Net loss	-	-	-	(39,301)	(39,301)

Balance, December 31, 2014	2,000,000	$20,000	$61,650	$(89,375)	$(7,725)

Net loss	-	-	-	(33,913)	(33,913)

Balance, December 31, 2015	2,000,000	$20,000	$61,650	$(123,288)	$(41,638)

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,913)	$(39,301)
Stock based compensation		15,000
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Increase in accounts payable	15,321	1,701
Net cash used by operating activities	(18,592)	(22,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in other payable, related party	18,637
Capital contribution from stockholder	-	4,300
Net cash provided by financing activities	18,637	4,300

Net decrease in cash and cash equivalents	45	(18,300)

Cash and cash equivalents, beginning of period	17	18,317

Cash and cash equivalents, end of period	$62	$17

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC.

Notes to the Financial Statements

As of December 31, 2015

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

SECTOR 5, INC. ("Sector 5" or the "Company") was incorporated in the State of Nevada on April 11, 2012. On March 18, 2016 a change in control of the Company occurred. The change in control includes plans to relaunch the Company to sell branded electronic products targeting the educational and consumer electronics markets. Sector 5 plans to take advantage of the educational market to initiate targeting the retail consumer electronics market using a supply-chain methodology involving Open Innovation. Sector 5 has relationships with Chinese suppliers and American ingenuity that allows us to create products with latest technology, matching market expectations at the best pricing. Furthermore, we intend to use mobile carriers as sales channels on some unique new 4G LTE products which employ mobile data networks.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

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

Financial Instruments

The Company's balance sheet includes cash and accounts payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of December 31, 2015 and the fair values of the Company's financial instruments approximate their historical carrying amount.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

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

The Company may issue restricted stock to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company has not issued shares during the periods presented, however it anticipates that shares may be issued in the future.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the year ended December 31, 2015.

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

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

2. Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The Company has incurred a net loss for the year ended December 31, 2015 in the amounts of $33,913. The Company has a history of losses, resulting in an accumulated deficit of $123,288. Furthermore, the Company has negative working capital of $41,638. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

The Company has generated operating losses from operations to date; based on uncertainties concerning its ability to generate taxable income in future periods any tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2015, deferred taxes amounted to approximately $123,288, off-set by a 100% valuation allowance.

The Company provides for income taxes, for the year ended December 31, is as follows:

	2014
Current provision
Income tax provision (benefit) at statutory rate		$(11,000)
State income tax expense (benefit), net of federal benefit		0
Subtotal		(11,000)
Valuation allowance		11,000
	$	---

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2014 or 2013.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2015 the Company has net operating loss carry forwards of approximately $123,288, which begin to expire in 2032.

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

4. Related Party Transactions

Loans from Shareholder

During the year ended December 31, 2015, a related party assisted the Company in support of its operations by providing payments to the Company's vendors for $18,637. The Company has recorded the liability to this related party in other payables as the amounts are temporary in nature and have not been formalized by a promissory note. These amounts are considered due on demand and non-interest bearing.

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

We currently lease 800 square feet of office space and pay $1,500 per month in rent. Prior to the change in control and for the presented periods, we were provided office space free of charge by our officer and director. We are not required to pay for our office space in Shenzhen, China, which is provided to us free by our representative there. Rent was $0 for all periods presented.

The Company does not have an employment contract with its key employee, the sole shareholder who is the Chief Executive and Chief Technical Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5. Equity

The total number of shares of capital stock which the Company shall have authority to issue is seventy-five million (75,000,000) common shares with a par value of $.001, of which 15,000,000 have been issued to the founder and 5,000,000 have been issued under a Form S1 registration statement at $0.01 per share. The Company intends to issue additional shares in an effort to raise capital to fund its operations. Common shareholders will have one vote for each share held.

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

Effective December 31, 2014 the board of directors cancelled 15,000,000 common shares of our former officer and director, Jeannie Bacal. Effective December 31, 2014, the board of directors issued Rafael Solorio 15,000,000 common shares of stock for appointment as an officer and director. The shares were effectively transferred under a private equity transaction; therefore, no gain or loss was recognized by this transaction. As a result of the issuance and cancellation; Rafael Solorio now owns approximately 75% of the total outstanding shares of our Common Stock.

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

7. Subsequent Events

On March 18, 2016, Rafael Solorio, the Chief Executive Officer and a significant shareholder of the Company, privately sold 15,000,000 shares of common stock of the Company, constituting approximately 75% of the Company's then outstanding shares, to Kirkland Holding Co., a Delaware corporation ("Kirkland") controlled by Roger B. McKeague, pursuant to a stock purchase agreement. On March 18, 2016, a change in control of the Company occurred in which Roger McKeague was elected a director and appointed to serve as Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary of the Company.

