Form 10-Q
period 2016-03-31
Sector 5, Inc.
filed 2016-05-16
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-181742

SECTOR 5, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5042353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 Duke Street, Suite 110

Alexandria, Virginia 22314

(Address of principal executive offices)

(571) 348-1005

(Issuer's telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2016
Common Stock, par value $.001 per share	20,000,00 shares

SECTOR 5, INC.

TABLE OF CONTENTS

		PAGE

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets	3

	Statements of Operations	4

	Statements of Cash Flows	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		23

EX-31.1
EX-32.1
101 INSTANCE DOCUMENT
101 SCHEMA DOCUMENT
101 CALCULATION LINKBASE DOCUMENT
101 LABELS LINKBASE DOCUMENT
101 PRESENTATION LINKBASE DOCUMENT
101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC.
BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13	$62
Total Current Assets	13	62

TOTAL ASSETS	$13	$62

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,021	$23,063
Other payable, related party	41,600	18,637
Total Current Liabilities	43,621	41,700

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid in capital	61,650	61,650
Accumulated deficit	(125,258)	(123,288)
Total Stockholders' Equity	(43,608)	(41,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13	$62

The accompanying notes are an integral part of these unaudited financial statements.

SECTOR 5, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
REVENUE:
Sales	$-	$-
	-	-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	1,970	2,047
TOTAL OPERATING EXPENSES	1,970	2,047

LOSS FROM OPERATIONS	(1,970)	(2,047)

OTHER EXPENSE (INCOME)
Interest expense	-	-
Interest income	-	-
TOTAL OTHER EXPENSE (INCOME)	-	-

NET LOSS	$(1,970)	$(2,047)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SECTOR 5, INC.
STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,970)	$(2,047)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Bank overdraft	-	6
(Decrease) increase in accounts payable	(21,042)	1,574
Net cash used by operating activities	(23,012)	(467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in other payable, related party	22,963	-
Capital contribution from stockholder	-	450
Net cash provided by financing activities	22,963	450

Net decrease in cash and cash equivalents	(49)	(17)

Cash and cash equivalents, beginning of period	62	17

Cash and cash equivalents, end of period	$13	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SECTOR 5, INC.
Notes to the Financial Statements

As of March 31, 2016

(unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

SECTOR 5, INC. ("Sector 5" or the "Company") was incorporated in the State of Nevada on April 11, 2012. On March 18, 2016 a change in control of the Company occurred. The change in control includes plans to relaunch the Company to sell branded electronic products targeting the educational and consumer electronics markets. Sector 5 plans to take advantage of the educational market using a supply-chain methodology involving Open Innovation. Sector 5 has relationships with Chinese suppliers and American ingenuity that allow us to create products with the latest technology, matching market expectations at the best pricing. Furthermore, we intend to use mobile carriers as sales channels on some unique new 4G LTE products which employ mobile data networks.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of those to be expected for the entire year. and should be read in conjunction with Form 10-K.

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

Financial Instruments

The Company's balance sheet includes cash, accounts payable and related party payables. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company has not generated revenue, has not issued guarantees or other warranties. The Company has not experienced any refund requests or committed to any adjustments for failed references. The Company does not believe that there is any liability.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $0 for the year ended March 31, 2016.

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

2. Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The Company has incurred a net loss for the three months ended March 31, 2016 in the amount of $1,970. The Company has a history of losses, resulting in an accumulated deficit of $125,258. Furthermore, the Company has negative working capital of $43,608. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2015 or 2014.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of March 31, 2016 the Company has net operating loss carry forwards of approximately $125,000, which begin to expire in 2032.

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

4. Related Party Transactions

Loans from Shareholder

During the three months ended March 31, 2016, a related party assisted the Company in support of its operations by providing payments to the Company's vendors for $22,963 and an additional $18,637 provided during the year ended December 31, 2015. The Company has recorded the liability to this related party in other payables as the amounts are temporary in nature and have not been formalized by a promissory note. These amounts are considered due on demand and non-interest bearing.

In support of the Company's efforts and cash requirements, the Company is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The majority shareholder has pledged her support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this member.

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

5. Equity

The total number of shares of capital stock which the Company shall have authority to issue is seventy-five million (75,000,000) common shares with a par value of $0.001, of which 15,000,000 is issued Kirkland Holding Co., a Delaware corporation controlled by Roger B. McKeague, and 5,000,000 have been issued under a Form S1 registration statement at $0.01 per share. The Company intends to issue additional shares in an effort to raise capital to fund its operations. Common shareholders will have one vote for each share held.

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

On March 18, 2016, Rafael Solorio, the Chief Executive Officer and a significant shareholder of the Company, privately sold 15,000,000 shares of common stock of the Company, to Kirkland Holding Co., a Delaware corporation ("Kirkland") controlled by Roger B. McKeague, pursuant to a stock purchase agreement. As a result of the privately-negotiated sale, a change in control of the Company occurred and Kirkland now owns approximately 75% of the total outstanding shares of our Common Stock.

Kirkland purchased the shares for a total of $400,000 in cash. The terms of the purchase and sale transaction were as a result of arm's-length negotiations between Mr. Solorio and Kirkland. Neither party had any relationship with the other prior to the transaction.

In connection with the change in control, Mr. Solorio, the Company's then sole officer, resigned from his positions, as to which there were no prior disagreements or disputes with the Company. Mr. Solorio appointed Roger B. McKeague to the Company's Board of Directors and to be the Company's Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary, and subsequently resigned as the Company's former sole director.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this report and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Plan of Operation

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

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues. The Company did not have any revenue for the three months ended March 31, 2016 and 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2016 were $1,970 as compared to $2,047 for the three months ended March 31, 2015. General and administrative expenses decreased because the Company did not incur consulting expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2016	As of December 31, 2015

Cash and Cash Equivalents	$13	$62
Working Capital (Deficit)	(43,608)	(41,638)
Debt (current)	43,621	41,700

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the three months ended March 31, 2016. The cash used in operating activities during this period was used to fund the net loss of $1,970, adjusted for the decrease in accounts payable from prior legal and accounting services. We experienced negative cash flow from operating activities for the three months ended March 31, 2016 in the amount of $23,012.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended March 31, 2016 and 2015 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2016 was $22,963 and $450 during the three months ended March 31, 2015.

Availability of Additional Funds

Based on our working capital as of March 31, 2016, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders, until we begin to raise capital from non-officers or non-directors or generate cash flows from operations.

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

Material Commitments

There was no material commitment during the three months ended March 31, 2016.

Purchase of Furniture and Equipment

We purchased no equipment during the three months ended March 31, 2016.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2016. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2016 (the "Evaluation Date"), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

This Quarterly Report does not include an attestation report of the Company's registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Quarterly Report.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Roger B. McKeague

Exhibit 32.1	906 Certification – Roger B. McKeague

101	Interactive data files pursuant to Rule 405 of Regulation S-T

(b) Reports of Form 8-K

Item 5.01. Changes in Control of Registrant.

On March 18, 2016, Rafael Solorio, the Chief Executive Officer and a significant shareholder of the Company, privately sold 15,000,000 shares of common stock of the Company, constituting approximately 75% of the Company's then outstanding shares, to Kirkland Holding Co., a Delaware corporation ("Kirkland") controlled by Roger B. McKeague, pursuant to a stock purchase agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated by reference herein. As a result of the privately-negotiated sale, a change in control of the Company occurred.

Kirkland purchased the shares for a total of $400,000 in cash. The terms of the purchase and sale transaction were as a result of arm's-length negotiations between Mr. Solorio and Kirkland. Neither party had any relationship with the other prior to the transaction.

In connection with the change in control, Mr. Solorio, the Company's then sole officer, resigned from his positions, as to which there were no prior disagreements or disputes with the Company. Mr. Solorio appointed Roger B. McKeague to the Company's Board of Directors and to be the Company's Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary, and subsequently resigned as the Company's former sole director.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

In connection with the transaction with Kirkland described in Item 5.01 above, on March 18, 2016, Rafael Solorio, resigned his positions as Chief Executive Officer, Chief Accounting Officer, Treasurer, Secretary and director of the Company.

On March 18, 2016, Roger B. McKeague, age 49, was elected a director and appointed to serve as Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary of the Company. Prior to joining the Company, Mr. McKeague was the Chief Executive Officer of Sector Five, Inc., an unaffiliated Delaware company involved in marketing educational computing products and consumer electronics, and was an attorney and business consultant focused on business and education management from June 2013 to March 2016. Previously, he was Executive Director at the Charter School Administrative Office for the State of Hawaii in Honolulu from December 2008 to June 2013. Mr. McKeague was a consultant for Forest City, Hawaii where he worked on External Affairs and Legal and Development projects from September 2006 to June 2008. He was Special Assistant to the Director for the Hawaii State Department of Health in Honolulu where he provided executive direction over Department functions and programs on behalf of the Director from December 2003 to July 2005. Mr. McKeague was an Advisor and Policy Analyst in the Office of the Governor of Hawaii from November 2002 to December 2003. He was Chief of Staff for Representative Bud Stonebraker in the Hawaii State Legislature from January 2001 to December 2002. Mr. McKeague was General Legal Counsel for Dawson International, Inc. in Honolulu, Hawaii from January 1998 to December 1998. He was a litigation associate for Dwyer Imanaka Schraff Kudo Meyer & Fujimoto in Honolulu from January 1996 to October 1996, and was the Staff Attorney for the House of Representatives Majority Staff Office from January 1995 to July 1995. Mr. McKeague received his J.D. degree from Lewis & Clark, Northwestern School of Law and his B.A. degree from the University of Hawaii at Manoa.

Mr. McKeague does not have any family relationships with any of the directors, executive officers, or any people nominated or chosen by the Company to become a director or executive officer. Mr. McKeague was not previously engaged in a related party transaction with the Company at any time.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On April 14, 2016, Peter Mortensen, age 50, was appointed to serve as President of the Company. Prior to joining the Company Mr. Mortensen worked as a Consultant for Hop-on, Inc., from August 2014 to March 2016. As a full time employee at Hop-On, he assisted the CEO with strategies in technology and products for Hop-on. He also provided oversight of the manufacturing and working with suppliers. From 2013 to 2014, Mr. Mortensen was the Software R&D Director of Panasonic Avionics, located in Lake Forest, California. Mr. Mortensen managed a department of 52 software developers covering R&D in Android and Linux software development for inflight entertainment (IFE) systems for all major airlines both for passengers (seatback systems) and crew (in-wall and mobile terminals). From 2011 to 2013, Mr. Mortensen was Foreign Expert and Director of Product Planning for Digital Products Group, a Company specializing in mobile phones, tablets & TVs. His responsibilities included identifying weak-points in processes and organization towards becoming a leading value brand. He recommended improvements to CTO, defined strategy for global product R&D (focus software) with international open innovation centers. He also worked as primary point of contact for non-Chinese technology and component vendors where he led all vendor meetings. Mr. Mortensen worked with Haier Europe and Haier America on planning future next generation models. From 2010 to 2011, Mr. Mortensen was Senior Product Manager Televisions – Product Group for VIZIO, Irvine, California where he defined and managed all TV product and technology roadmaps. From 2005 to 2010, Mr. Mortensen was Department Manager for Software Development Group, Mitsubishi Digital Electronics of America, Irvine, California, where he managed the software engineering of the 2006-2010 product portfolios of Mitsubishi flat panel LCD and rear projection DLP televisions to completion within time and within schedule (approx. 92 television models).

Mr. Mortensen graduated from the Southern University of Denmark with a B.S. in Computer Science in 1988 and has earned several certificates in management, quality assurance and corporate leadership subsequently.

Mr. Mortensen does not have any family relationships with any of the directors, executive officers, or any people nominated or chosen by the Company to become a director or executive officer. Mr. Mortensen was not previously engaged in a related party transaction with the Company at any time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECTOR 5, INC.

Date: May 16, 2016	By:	/s/ Roger B. McKeague
Roger B. McKeague
Chairman, President
Chief Executive Officer and Treasurer
(Principal Accounting Officer and Authorized Officer)

Sector 5, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Roger B. McKeague

Exhibit 32.1	906 Certification – Roger B. McKeague

101	Interactive data files pursuant to Rule 405 of Regulation S-T

