Form 10-Q
period 2016-06-30
Sector 5, Inc.
filed 2016-08-22
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

___________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 21, 2016
Common Stock, par value $.001 per share	20,000,000 shares

SECTOR 5, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC.
BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,123	$62
Inventory	105,536	-
Advance payment on inventory	25,950	-
Prepaid expenses	10,416	-
Total Current Assets	152,025	62

Equipment, net of accumulated depreciation ($104)	4,906	-

TOTAL ASSETS	$156,931	$62

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,601	$23,063
Other payable, related party	284,693	18,637
Total Current Liabilities	293,294	41,700

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid in capital	61,650	61,650
Accumulated deficit	(218,013)	(123,288)
Total Stockholders' Deficit	(136,363)	(41,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,931	$62

The accompanying notes are an integral part of these unaudited financial statements.

SECTOR 5, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Sales	$23,159	$-	$23,159	$-
	23,159	-	23,159	-

COST OF GOODS SOLD	14,506	-	14,506	-

GROSS MARGIN	8,653	-	8,653	-

OPERATING EXPENSES
Research and development expense	33,010	-	33,010	-
Selling, general and administrative expenses	21,919	6,556	22,014	8,603
Professional fees	46,479	-	48,354	-
TOTAL OPERATING EXPENSES	101,408	6,556	103,378	8,603

LOSS FROM OPERATIONS	(92,755)	(6,556)	(94,725)	(8,603)

OTHER EXPENSE (INCOME)
Interest expense	-	-	-	-
Interest income	-	-	-	-
TOTAL OTHER EXPENSE (INCOME)	-	-	-	-

NET LOSS	$(92,755)	$(6,556)	$(94,725)	$(8,603)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SECTOR 5, INC.
STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,725)	$(8,603)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation expense	104
Increase in current assets:
Inventory	(105,536)	-
Advance payment on inventory	(25,950)
Prepaid expenses	(10,416)	-
Decrease in accounts payable	(14,462)	8,146
Net cash used by operating activities	(250,985)	(457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,010)	-
Net cash used by investing activities	(5,010)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from related parties	266,056	-
Capital contribution from stockholder	-	450
Net cash provided by financing activities	266,056	450

Net decrease in cash and cash equivalents	10,061	(7)

Cash and cash equivalents, beginning of period	62	17

Cash and cash equivalents, end of period	$10,123	$10

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SECTOR 5, INC.
Notes to the Financial Statements

As of June 30, 2016

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of those to be expected for the entire year. and should be read in conjunction with Form 10-K.

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

Financial Instruments

The Company's balance sheet includes cash, inventory, accounts payable and related party payables. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Accounts Receivable

The Company currently has generated revenues from receivables from the sale of electronic devices. The Company regularly reviews accounts receivable for any bad debt based on an analysis of the customer's credit worthiness and current economic trends. After all attempts to collect the receivable have failed, the receivable is written off against the allowance for doubtful accounts. No allowance for doubtful accounts is considered necessary at June 30, 2016.

Inventory

Inventory consists of finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At June 30, 2016, the Company has made $25,950 payment to purchase additional inventory items, this amount is included in Advance Payment on Inventory on the Balance Sheet.

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

The Company has generated minimal revenue, has not issued guarantees or other warranties. The Company has not experienced any refund requests or committed to any adjustments for failed sales. The Company does not believe that there is any liability.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $7,250 for both of the three and six months ended June 30, 2016.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include software engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. During the three and six months ended June 30, 2016, the Company incurred $33,010 of research and development expenses.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets ("lessees") to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee ("lessor") largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Financial Statements.

2. Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The Company has incurred a net loss for the three and six months ended June 30, 2016 in the amount of $92,755 and $94,725, respectively. The Company has a history of losses, resulting in an accumulated deficit of $218,013. Furthermore, the Company has negative working capital of $141,269. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2015.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of June 30, 2016 the Company has net operating loss carry forwards of approximately $218,000, which begin to expire in 2032.

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

4. Related Party Transactions

Loans from Shareholder

During the six months ended June 30, 2016, a related party assisted the Company in support of its operations by providing payments to the Company's vendors and advances for operations of $284,693 and an additional $18,637 during the year ended December 31, 2015. The Company has recorded the liability to this related party in other payables, as the amounts are temporary in nature and have not been formalized by a promissory note. These amounts are considered due on demand and non-interest bearing.

In support of the Company's efforts and cash requirements, the Company is relying on advances from related parties until such time as the Company can support its operations or attains adequate financing through sales of equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The majority shareholder has pledged their support to fund continuing operations; however, there is no written commitment to this effect.

The Company utilizes space provided by the majority shareholder without charge for certain operations.

The Company does not have an employment contract with its key employee who is the Company's Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary.

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

None.

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

Plan of Operation

The Sector 5 plan is to sell branded electronic products targeting the educational and consumer electronics markets. Sector 5 intends to target the retail consumer electronics market using a supply-chain methodology involving "Open Innovation." This is accomplished through Sector 5's relationships with Chinese suppliers and American ingenuity that allows us to create products using the latest technology and matching market expectations at the best pricing. This approach will be accomplished through the involvement of a talented staff, including designers and innovators, coupled with strong relationships with "best in class" suppliers.

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

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues. Sales revenue for the three month's ended June 30, 2016 and 2015 were $23,159 and $0, respectively. The increase in sales for 2016 is the result of the Company's change in business model to sell branded electronic products.

Cost of Goods Sold. Cost of goods sold for the three month's ended June 30, 2016 and 2015 was $14,506 and $0, respectively. The increase in cost of goods sold is the result of the Company's sales revenue during the three month's ended June 30, 2016.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2016 were $33,010 as compared to $0 for the three months ended June 30, 2015. The increase is due to the Company implementing a new plan of operations and engaging a vendor to develop a new product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2016 were $21,919 as compared to $6,556 for the three months ended June 30, 2015. The increase in selling, general and administrative expenses is due to the change of control of the Company during March 2016 and establishing a new plan of operations to sell branded electronic products.

Professional Fees. Professional fees for the three months ended June 30, 2016 were $46,479 as compared to $0 for the three months ended June 30, 2015. The increase in professional fees is due to consulting expenses related to the new plan of operations to sell branded electronic products.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues. Sales revenue for the six month's ended June 30, 2016 and 2015 were $23,159 and $0, respectively. The increase in sales for 2016 is the result of the Company's change in business model to sell branded electronic products.

Cost of Goods Sold. Cost of goods sold for the six month's ended June 30, 2016 and 2015 was $14,506 and $0, respectively. The increase in cost of goods sold is the result of the Company's sales revenue during the six month's ended June 30, 2016.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2016 were $33,010 as compared to $0 for the six months ended June 30, 2015. The increase is due to the Company implementing a new plan of operations and engaging a vendor to develop a new product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2016 were $22,014 as compared to $8,603 for the six months ended June 30, 2015. The increase in selling, general and administrative expenses is due to the change of control of the Company during March 2016 and establishing a new plan of operations to sell branded electronic products.

Professional Fees. Professional fees for the six months ended June 30, 2016 were $48,354 as compared to $0 for the six months ended June 30, 2015. The increase in professional fees is due to consulting expenses related to the new plan of operations to sell branded electronic products.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2016	As of December 31, 2015

Cash and Cash Equivalents	$10,123	$62
Working Capital (Deficit)	(141,269)	(41,638)
Liabilities	293,294	41,700

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

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the six months ended June 30, 2016. The cash used in operating activities during this period was used to fund the net loss of $94,725, adjusted for the increases in inventory, advances on inventory purchases, prepaid expenses and accounts payable. We experienced negative cash flow from operating activities for the six months ended June 30, 2016 in the amount of $250,985.

Net Cash Used in Investing Activities

The cash used in investing activities during the six months ended June 30, 2016 and 2015 was $5,010 and $0, respectively. The Company purchased office equipment to be used in the business during the six month's ended June 30, 2016.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2016 was $266,056 and $450 during the six months ended June 30, 2015.

Availability of Additional Funds

Based on our working capital as of June 30, 2016, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the three and six months ended June 30, 2016.

Purchase of Furniture and Equipment

We purchased $5,010 of computer equipment during the six months ended June 30, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets ("lessees") to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee ("lessor") largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off balance sheet arrangements.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2016 (the "Evaluation Date"), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

•

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

•

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

•

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

•	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

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

/s/ Roger B. McKeague

Roger B. McKeague

CEO, President and Treasurer

PART II - OTHER INFORMATION

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

(b) Reports of Form 8-K

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

SECTOR 5, INC.

Date: August 21, 2016	By:	/s/ Roger B. McKeague
Roger B. McKeague
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer and Authorized Officer)

Sector 5, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Roger B. McKeague

Exhibit 32.1	906 Certification – Roger B. McKeague

