Form 10-Q
period 2016-09-30
Sector 5, Inc.
filed 2016-11-21
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(571) 348-1005

(Issuer’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 18, 2016
Common Stock, par value $.001 per share	20,000,000 shares

 SECTOR 5, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$7,062	$62
Inventory	184,426	-
Prepaid expenses	7,396	-
Total Current Assets	198,884	62

Equipment, net of accumulated depreciation ($731)	4,279	-

TOTAL ASSETS	$203,163	$62

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,100	$23,063
Other payable, related party	383,298	18,637
Total Current Liabilities	397,398	41,700

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid in capital	61,650	61,650
Accumulated deficit	(275,885)	(123,288)
Total Stockholders' Equity	(194,235)	(41,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,163	$62

The accompanying notes are an integral part of these unaudited financial statements.

SECTOR 5, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Sales	$64,670	$-	$87,829	$-
	64,670	-	87,829	-

COST OF GOODS SOLD	52,166	-	66,672	-

GROSS MARGIN	12,504	-	21,157	-

OPERATING EXPENSES
Research and development expense	15,000	-	48,010	-
Selling, general and administrative expenses	12,950	1,853	34,861	10,456
Professional fees	42,529	-	90,883	-
TOTAL OPERATING EXPENSES	70,479	1,853	173,754	10,456

LOSS FROM OPERATIONS	(57,975)	(1,853)	(152,597)	(10,456)

OTHER EXPENSE (INCOME)
Interest expense	-	-	-	-
Interest income	-	-	-	-
TOTAL OTHER EXPENSE (INCOME)	-	-	-	-

NET LOSS	$(57,975)	$(1,853)	$(152,597)	$(10,456)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SECTOR 5, INC.

STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,597)	$(10,456)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation expense	731	-
Increase in current assets:
Inventory	(184,426)	-
Prepaid expenses	(7,396)	-
Increase in accounts payable	(8,963)	9,564
Net cash used by operating activities	(352,651)	(892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,010)	-
Net cash used by investing activities	(5,010)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in other payable, related party	364,661	-
Capital contribution from stockholder	-	875
Net cash provided by financing activities	364,661	875

Net decrease in cash and cash equivalents	7,000	(17)

Cash and cash equivalents, beginning of period	62	17

Cash and cash equivalents, end of period	$7,062	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

SECTOR 5, INC.
Notes to the Financial Statements

As of September 30, 2016

(unaudited)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

SECTOR 5, INC. ("Sector 5" or the "Company") was incorporated in the State of Nevada on April 11, 2012. On March 18, 2016, a change in control of the Company occurred. The change in control includes plans to relaunch the Company to sell branded electronic products targeting the educational and consumer electronics markets. Sector 5 plans to take advantage of the educational market using a supply-chain methodology involving Open Innovation. Sector 5 has relationships with Chinese suppliers and American ingenuity that allow us to create products with the latest technology, matching market expectations at the best pricing. Furthermore, we intend to use mobile carriers as sales channels on some unique new 4G LTE products which employ mobile data networks.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of those to be expected for the entire year. and should be read in conjunction with Form 10-K.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Accounts Receivable

The Company currently has generated revenues from receivables from the sale of electronic devices. The Company regularly reviews accounts receivable for any bad debt based on an analysis of the customer's credit worthiness and current economic trends. After all attempts to collect the receivable have failed, the receivable is written off against the allowance for doubtful accounts. No allowance for doubtful accounts is considered necessary at September 30, 2016.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was$1,500 and $8,750 for the three and nine months ended September 30, 2016, respectively.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include software engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. During the three and nine months ended September 30, 2016, the Company incurred $15,000 and $48,010 of research and development expenses, respectively.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Financial Statements.

2. Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The Company has incurred a net loss for the three and nine months ended September 30, 2016 in the amount of $57,975 and $152,597, respectively. The Company has a history of losses, resulting in an accumulated deficit of $275,885. Furthermore, the Company has negative working capital of $141,269. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of September 30, 2016, the Company has net operating loss carry forwards of approximately $276,000, which begin to expire in 2032.

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

4. Related Party Transactions

Loans from Shareholder

During the nine months ended September 30, 2016, a related party assisted the Company in support of its operations by providing payments to the Company's vendors and advances for operations of $383,298 and an additional $18,637 during the year ended December 31, 2015. The Company has recorded the liability to this related party in other payables, as the amounts are temporary in nature and have not been formalized by a promissory note. These amounts are considered due on demand and non-interest bearing.

In support of the Company's efforts and cash requirements, the Company is relying on advances from related parties until the Company can support its operations or attains adequate financing through sales of equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The majority shareholder has pledged their support to fund continuing operations; however, there is no written commitment to this effect.

The Company utilizes space provided by the majority shareholder without charge for certain operations.

The Company does not have an employment contract with its key employee who is the Company's Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered with independent third parties.

5. Equity

The total number of shares of capital stock which the Company shall have authority to issue is seventy-five million (75,000,000) shares with a par value of $0.001. There are 70,000,000 Common Shares authorized of which 15,000,000 is issued Kirkland Holding Co., a Delaware corporation controlled by Roger B. McKeague, and 5,000,000 have been issued under a Form S1 registration statement at $0.01 per share. The Company intends to issue additional shares to raise capital to fund its operations. Common shareholders will have one vote for each share held.

No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

There are 5,000,000 Preferred Shares authorized having a par value of $0.001 with no shares issued or outstanding. There are no warrants or options issued or outstanding.

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

7. Subsequent Event

During October 2016, the Company entered an Exchange Agreement with Kirkland Holding Company, (Kirkland) a shareholder. Under this agreement, the Company will reacquire 14,000,000 shares of Common Stock in exchange for the issuance of 1,000,000 shares of Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

On March 18, 2016, a change in control of Sector 5 occurred. The change in control included plans of new management to relaunch Sector 5 to sell branded electronic products using the Sector 5 name targeting the educational and consumer electronics markets. Sector 5 will not be profitable until it derives sufficient revenues and cash flows from planned operations.

Plan of Operation

The Sector 5 plan is to sell branded electronic products targeting the educational and consumer electronics markets. Sector 5 intends to target the retail consumer electronics market using a supply-chain methodology involving “Open Innovation.” This is accomplished through Sector 5’s relationships with Chinese suppliers and American ingenuity that allows us to create products using the latest technology and matching market expectations at the best pricing. This approach will be accomplished through the involvement of a talented staff, including designers and innovators, coupled with strong relationships with “best in class” suppliers.

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

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues. Sales revenue for the three month’s ended September 30, 2016 and 2015 were $64,670 and $0, respectively. The increase in sales for 2016 is the result of the Company’s change in business model to sell branded electronic products.

Cost of Goods Sold. Cost of goods sold for the three month’s ended September 30, 2016 and 2015 was $52,166 and $0, respectively. The increase in cost of goods sold is the result of the Company’s sales revenue during the three month’s ended September 30, 2016.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2016 were $15,000 as compared to $0 for the three months ended September 30, 2015. The increase is due to the Company implementing a new plan of operations and engaging a vendor to develop a new product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2016 were $12,950 as compared to $1,853 for the three months ended September 30, 2015. The increase in selling, general and administrative expenses is due to the change of control of the Company during March 2016 and establishing a new plan of operations to sell branded electronic products.

Professional Fees. Professional fees for the three months ended September 30, 2016 were $42,529 as compared to $0 for the three months ended September 30, 2015. The increase in professional fees is due to consulting expenses related to the new plan of operations to sell branded electronic products.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended June 30, 2015

Revenues. Sales revenue for the nine month’s ended September 30, 2016 and 2015 were $87,829 and $0, respectively. The increase in sales for 2016 is the result of the Company’s change in business model to sell branded electronic products.

Cost of Goods Sold. Cost of goods sold for the nine month’s ended September 30, 2016 and 2015 was $66,672 and $0, respectively. The increase in cost of goods sold is the result of the Company’s sales revenue during the nine month’s ended September 30, 2016.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2016 were $48,010 as compared to $0 for the nine months ended September 30, 2015. The increase is due to the Company implementing a new plan of operations and engaging a vendor to develop a new product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2016 were $34,861 as compared to $10,456 for the nine months ended September 30, 2015. The increase in selling, general and administrative expenses is due to the change of control of the Company during March 2016 and establishing a new plan of operations to sell branded electronic products.

Professional Fees. Professional fees for the nine months ended September 30, 2016 were $90,883 as compared to $0 for the nine months ended September 30, 2015. The increase in professional fees is due to consulting expenses related to the new plan of operations to sell branded electronic products.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2016	As of December 31, 2015

Cash and Cash Equivalents	$7,062	$62
Working Capital (Deficit)	(198,514)	(41,638)
Liabilities	397,398	41,700

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Cash Used in Operating Activities

We experienced no cash flow from operating activities for the nine months ended September 30, 2016. The cash used in operating activities during this period was used to fund the net loss of $152,597, adjusted for the increases in inventory and accounts payable. We experienced negative cash flow from operating activities for the nine months ended September 30, 2016 in the amount of $352,651.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended September 30, 2016 and 2015 was $5,010 and $0, respectively. The Company purchased office equipment to be used in the business during the nine month’s ended September 30, 2016.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 was $364,661 and $875 during the nine months ended September 30, 2015.

Availability of Additional Funds

Based on our working capital as of September 30, 2016, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012. Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Material Commitments

There was no material commitment during the three and nine months ended September 30, 2016.

Purchase of Furniture and Equipment

We purchased $5,010 of computer equipment during the nine months ended September 30, 2016.

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

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (being the same person), to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2016 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

●

We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

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

(b) Reports of Form 8-K

Item 8.01. Other Events.

On September 1, 2016, we issued a press release announcing that the Securities and Exchange Commission approved the Company’s request to change its SIC Code to 3571 Electronic Computers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECTOR 5, INC.

Date: November 18, 2016	By:	/s/ Roger B. McKeague
Roger B. McKeague
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer
and Authorized Officer)

Sector 5, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Roger B. McKeague

Exhibit 32.1	906 Certification – Roger B. McKeague

