Form 10-K
period 2016-12-31
Sector 5, Inc.
filed 2018-02-15
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number: 333-181742

Sector 5, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-5042353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Duke Street, Suite 110 Alexandria, Virginia 22314	22314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (571) 348-1005

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $2,915,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: February 14, 2018 - 18,000,000

SECTOR 5, INC.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	our possible future financings; and
•	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-K, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, unless required by federal securities law.

Our Business

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

Plan of Operations

Sector 5 sells branded electronic products targeting the educational and consumer electronics markets.

Sector 5 intends to take advantage of the educational market to initiate targeting the retail consumer electronics market using a supply-chain methodology involving Open Innovation. Sector 5 has relationships with Chinese suppliers employing American ingenuity that allows us to create products with latest technology, matching market expectations at the best pricing. We plan to accomplish this through the involvement of a talented staff, including designers and innovators, coupled with strong relationships with “best in class” suppliers.

Sector 5's distribution channel strategy includes both B2B (especially schools) as well as utilization of existing relationships with distributors that have retail channels looking for new innovative products. Furthermore, we intend to use mobile carriers as sales channels on some unique new 4G LTE products which employ mobile data networks. Building and maintaining good distribution relationships will be an essential element of our business. In our product planning efforts, we expect to both listen to these sales channels for what opportunity they have as well as provide them new product opportunities we are planning. The latter will become increasingly important as we intend to grow a portfolio of products uniquely ours.

Sector 5's foundation for success and promise to the world is defined by a pursuit of simplicity and a commitment to innovation. Quality, reliability and excellent customer support is an integral component of that commitment.

Products

Our initial phase will focus on the education markets utilizing Chrome and Android Operating Systems. As we ramp up a sales staff, we intend to broadly target general consumer retail channels and possibly other B2B opportunities (e.g. hospitals). In this phase we will need to carefully and continuously balance growth in width (number of sales channels and product sku’s) versus depth (quality of service and support).

We are currently negotiating contracts with established sales and marketing individuals and companies who can get Sector 5 branded products placed in the major retail channels. Google is assisting in opening up relationships with major distributors for the US markets.

During the second phase, we plan to launch a number of products aimed at the educational market:

•	Chromebooks optimized for education 11.6” and 13”
•	Charging carts for bulk charging and storage of Chromebooks (various models)
•	Electronic whiteboard (1 model)
•	Large touch screen (2 models)
•	Classroom speakers (2 models)
•	Classroom microphone (1 model)
•	Chromebook HDMI connected monitor 24”

Our third phase includes plans to launch the following products, integrating our intellectual property:

•	Chromebox with camera (our own patented design)
•	Possibly Chromebooks with 4G LTE, to be distributed B2B and through wireless carriers
•	Smart Pico Projector with 4G LTE
•	Bedroom Smart Pico Projector/speaker/wall mount kit bundle
•	Action camera with 4K resolution utilizing 4G LTE for connectivity

We plan to continuously explore business opportunities, possibly expanding these product categories. Using the strength of our current partners manufacturing capabilities, Sector 5 has identified new product categories in which our key suppliers will assist in the development of new products accommodating our ideas and requirements. Our unique relationships with the leading electronics suppliers in Shenzhen, China will enable us to gain advantages of not only low cost manufacturing but also achieving the best of the Open Innovation partnership making it possible for us to realize first-in-market, unique and affordable products. Shenzhen (called High Tech Zone) is a hub of Chinese innovation where many of the major Chinese electronics firms are located. Shenzhen is rapidly becoming the Chinese version of Silicon Valley. Late in our third phase we plan to create our first Android 5 portfolio of Smart TV solutions:

•	Smart TV box (possibly similar hardware as Chromebox).
•	Smart TVs (larger sizes)
•	Android tablets for education
•	Premium speakers (Bluetooth, WiFi, Surround)
•	Headsets & headphones

Who We Sell To

Sector 5 plans to hire a sales staff with long standing relationships with the buyers of “Big Box” retailers. Sector 5 also plans on hiring staff that have relationship with reps in the educational market. Sector 5 has relationships with large companies who are currently dominating the online sales channels. Our target customers are anyone in need of consumer, education or business electronics seeking the best combination of value, simplicity, usability and reliability. Our customers are intelligent and informed decision makers who will not only judge us from our marketing messages but also seek objective input from independent reviews e.g. CNET, Engadget and others. For this reason we plan a budget that covers the traditional marketing efforts as well as efforts on performing critical product Quality Assurance and engagement with reviewers in enabling the best reviews. Getting good reviews is important for our brand reputation to get the best start.

Our planned marketing staffs will include members solely focused on the educational computing market and members solely focused on the consumer retail market. However, we plan to have a unified R&D effort that will aim at maximizing synergies in an effort to reduce R&D costs. On the education side, we plan to send out samples to the school with RFP’s that we have identified that currently have the resources to start buying our products now. Geographically we plan to target both the USA and Canada. Most of the business with the schools involves a bidding process and we plan on being the best priced on the market, coupled with superior features/performance. Features we plan to emphasize include better graphical processing and more school optimized enclosure with easy carry handles. We believe that we can be highly successful in the educational bidding process. Our supply chain allows nearly unlimited growth potential as it includes a very extensive list of product categories covering involving excellent engineering teams. We will continuously aim at enabling growth through presenting new business opportunities to buyers from within our vendor partner capabilities.

Our goal is Educating America’s Children utilizing the power of Google and the Chromebook proven technology. We plan to achieve our goal by delivering the latest generation of technology, creating a new market expectation together with unique value added differentiation and introducing the latest Chromebook defined by Speed, Security and Simplicity at the best possible price.

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

Personnel

Management is currently comprised of Erick Kuvshinikov, our Chief Executive Officer and Chief Financial Officer. Mr. Kuvshinikov's responsibilities include acting as our director of operations including manufacturing, distribution, marketing, research and development, and product development. We anticipate hiring additional executives and employees during 2018.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 2000 Duke Street, Suite 110, Alexandria, Virginia 22314. We currently lease 800 square feet of office space and pay $1,500 per month in rent. Prior to the change in control and for the present periods, we were provided office space free of charge by our officer and director. We believe that this location is adequate for our needs at this time.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or of which our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is listed to trade on the OTCQB market, operated by the OTC Markets Group, under the symbol “SFIV.” The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2016 and 2015 as reported by the OTC Markets Group. Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2016	High	Low
First Quarter - March 31, 2016	$2.40	$1.67
Second Quarter – June 30, 2016	$2.65	$1.67
Third Quarter – September 30, 2016	$1.75	$0.68
Fourth Quarter – December 31, 2016	$1.67	$0.17

Fiscal Year Ended December 31, 2015	High	Low
First Quarter - March 31, 2015	$1.00	$1.00
Second Quarter – June 30, 2015	$2.57	$1.00
Third Quarter – September 30, 2015	$2.75	$1.33
Fourth Quarter – December 31, 2015	$2.75	$2.00

Holders

As of January 3, 2018, there were 39 record holders of our outstanding shares of common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of operation for the next twelve months

Our initial phase will focus on the education markets utilizing wireless charging In-N-Go for next generation user experiences.

As the company sales staff ramps up, we intend to initially focus on the education market and more broadly target B2B opportunities (e.g. hospitals). For products that also have a consumer market potential, we plan pursue sales online and through offline retailers in parallel.

Our initial focus will be on the US market but gradually we will seek to exploit our unique wireless charging products to other markets on a global scale utilizing our charging cart vendors existing sales channels.

We will need to carefully and continuously balance growth in width (number of sales channels and product SKUs) versus depth (quality of service and support). Building a strong brand requires growing a pool of satisfied customers.

We expect to grow our relationship with IDT, Haier and Google to enable more business focused on wireless charging over the coming year.

Sector 5 Chromebook opportunities plan on training educators on the Google platforms utilizing Googles online courses. The Company’s goal is to get the educators Google certified for Chrome Operating System.

During the upcoming 12 months we plan to launch several products aimed at the educational market:

Chromebooks optimized for education and B2B with optional wireless charging (2 models)

Windows/laptops optimized for education and B2B with optional wireless charging (2 models)

Case products for iPads optimized for education and B2B with optional wireless charging (2 models)

Charging carts for bulk charging and storage utilizing wireless charging (20 models from 4 vendors)

Electronic Chrome OS whiteboard (2 models)

Large touch screen with Chrome OS (2 models)

In addition, we plan to continuously explore business opportunities, possibly expanding these product categories. Using the strength of our current partners manufacturing capabilities, Sector 5 has identified new product categories in which our key suppliers will assist in the development of new products accommodating our ideas and requirements. Our unique relationships with the leading electronics suppliers in Shenzhen, China will enable us to gain advantages of not only low cost manufacturing, but also achieving the best of the Open Innovation partnership. We believe this will make it possible for us to realize first-in-market, unique and affordable products. Shenzhen (called High Tech Zone) as it is a hub of Chinese innovation where many of the major Chinese electronics firms are located. Shenzhen is rapidly becoming the Chinese version of Silicon Valley.

Wireless charging for education is planned to carry the brunt of our short-term growth for the coming 2 years. Being a leader in this technology we expect most of 2018 to focus on establishing our position in this field as we believe this positioning will lead to potential rapid growth in 2018 utilizing our charging cart vendor relationships on a global scale.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenue

The Company generated revenue of $197,823 for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015. The Company began selling product in Q1 2016.

Cost of Goods Sold

The Company had cost of goods sold of $140,733 for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015. The Company began selling product in Q1 2016.

Research and Development Expenses

Research and development expense for the year ended December 31, 2016 was $53,020 as compared to $0 for the year ended December 31, 2015. Research and Development expense increased due to expenses relating to development of the Company’s wireless charging carts.

Advertising and promotion

Advertising and promotion expense for the year ended December 31, 2016 was $21,593 as compared to $0 for the year ended December 31, 2015. Advertising and promotion increased in conjunction with increased operations.

Professional fees

Professional fees for the year ended December 31, 2016 were $128,467 as compared to $33,913 for the year ended December 31, 2015. Professional fees increased as a result of additional consulting expense and due to expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports, transfer agent fees and related fees and expenses.

General and Administrative Expenses

General and administrative expense for the year ended December 31, 2016 was $39,533 as compared to $33,913 for the year ended December 31, 2015. General and administrative expenses increased due increased operations.

Other income and expense

For the year ended December 31, 2016 we had total other expense of $4,557 for interest expense compared to $0 for the year ended December 31, 2015.

Net Loss

Net loss for the year ended December 31, 2016 was $190,100 compared to $33,913 for the year ended December 31, 2015.

Net loss has increased as we incur additional expense related to our operating activities.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

Net Cash Used in Operating Activities

We used $178,002 of cash in operating activities for the year ended December 31, 2016 compared to $18,592 for the year ended December 31, 2015.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 and 2015 was $178,805 and $18,637, respectively. All cash received was from related parties.

Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $313,388 at December 31, 2016, had a net loss of $190,100, and used net cash of $178,002 in operating activities for the year ended December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Revenue and cost recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. Any allowance for uncollectible

Recently issued accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

In June 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its cash flows.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECTOR 5, INC.

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sector 5, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sector 5, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017. Spokane, Washington
February 13, 2018

SECTOR 5, INC.

BALANCE SHEETS

	DECEMBER 31,
	2016	2015
ASSETS
Current Assets:
Cash	$865	$62
Accounts receivable	413	-
Inventory	57,743	-
Prepaid expenses	30,117	-
Total Current Assets	89,138	62
Total Assets	$89,138	$62

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$22,791	$23,063
Accrued interest, related party	4,557	-
Loans payable, related party	293,528	18,637
Total Current Liabilities	320,876	41,700
Total Liabilities	320,876	41,700

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding, respectively	1,000	-
Common stock, $0.001 par value, 245,000,000 shares authorized; 18,000,000 and 60,000,000 shares issued and outstanding, respectively	18,000	60,000
Additional paid-in capital	62,650	21,650
Accumulated deficit	(313,388)	(123,288)
Total stockholders' deficit	(231,738)	(41,638)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89,138	$62

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Revenue	$197,823	$-
Cost of goods sold	140,733	-
Gross Margin	57,090	-

Operating Expenses:
Research and development	53,020	-
Advertising and promotion	21,593	-
Professional fees	128,467	-
General and administrative	39,553	33,913
Total operating expenses	242,633	33,913

Loss from operations	(185,543)	(33,913)

Other Expense:
Interest expense	(4,557)	-
Total other expense	(4,557)	-

Net Loss	$(190,100)	$(33,913)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding, Basic & Diluted	53,154,696	60,000,000

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	-	$-	60,000,000	$60,000	$21,650	$(89,375)	$(7,725)

Net loss for the year ended December 31, 2015	-	-	-	-	-	(33,913)	(33,913)

Balance at December 31, 2015	-	-	60,000,000	60,000	21,650	(123,288)	(41,638)

Stock exchange	1,000,000	1,000	(42,000,000)	(42,000)	41,000	-	-

Net loss for the year ended December 31, 2016	-	-	-	-	-	(190,100)	(190,100)

Balance at December 31, 2016	1,000,000	$1,000	18,000,000	$18,000	$62,650	$(313,388)	$(231,738)

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss	$(190,100)	$(33,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	(413)	-
Prepaids & other assets	(30,117)	-
Inventory	38,343	-
Accounts payable	(272)	15,321
Accrued interest, related party	4,557	-
Net Cash Used in Operating Activities	(178,002)	(18,592)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	351,716	18,637
Repayment of related party loans	(172,911)	-
Net Cash Provided by Financing Activities	178,805	18,637
Net Increase in Cash	803	45
Cash at Beginning of Year	62	17
Cash at End of Year	$865	$62
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Note payable issued for inventory	$120,006	$-

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

SECTOR 5, INC. ("Sector 5" or the "Company") was incorporated in the State of Nevada on April 11, 2012. On March 18, 2016 there was a change in control of the Company as a result of a private sale of the Company’s common stock. The change in control includes plans to relaunch the Company to sell branded electronic products targeting the educational and consumer electronics markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2016 and 2015.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its consolidated financial statements.

When applicable the Company will account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

When applicable the Company will account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Revenue and cost recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. Any allowance for uncollectible amounts is evaluated quarterly.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the years ended December 31, 2016 and 2015 advertising costs were $21,593 and $0, respectively.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include software engineering and testing of product and outputs. Research and development expense was $53,020 and $0 for the years ended December 31, 2016 and 2015 respectively.

Recently issued accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

In June 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its cash flows.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $313,388 at December 31, 2016, had a net loss of $190,100, and used net cash of $178,002 in operating activities for the year ended December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

While the Company is attempting to increase operations and revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of debt and equity financing. Management believes that the actions presently being taken to further implement our business plan and generate increased revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate increased revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement its business plan and generate increased revenues. The financial statements do not include any adjustments that might be necessary if the Company was unable to continue as a going concern.

NOTE 4 – INVENTORY

As of December 31, 2016, and 2015, the Company has $57,743 and $0, respectively of finished goods inventory. Inventory consists of Chromebooks and charging carts. Inventory is carried at the lower of cost or market.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $23,920 for $17,160 of inventory that was returned to the lender and $6,760 that was determined to be obsolete. As of December 31, 2016, there is $96,086 and $4,557 of principal and interest, respectively, due on this note.

During the years ended December 31, 2016 and 2015, the Company’s CEO and Chairman loaned funds to the Company in support of its operations by providing payments to the Company's vendors and advances for operations. These amounts are considered due on demand and are non-interest bearing. As of December 31, 2016 and 2015, the balance due for these advances is $185,011 and $18,367, respectively.

During the year ended December 31, 2016, Kirkland Holdings, Inc., a company with common management, advanced the Company $31,600, $19,169 of which was repaid. The advance is unsecured, non-interest bearing and due on demand. The balance at December 31, 2016 is $12,431.

NOTE 6 – PREFERRED STOCK

Preferred Stock

The company has 5,000,000 shares of preferred stock authorized, 1,000,000 of which have been designated Series A. Shares of Series A Preferred Stock may be converted at the holder’s election into shares of common stock, at the conversion rate of fifty shares of fully paid and nonassessable common stock for one share of Series A Preferred Stock. Series A is entitled to votes equal to the number of common shares into which the preferred could be converted into and has liquidation preferences of $2.00 per share.

On November 2, 2016, the Board approved the exchange of 42,000,000 shares of common stock for the issuance of 1,000,000 shares of Series A Preferred Stock. In addition, the Board approved a three for one forward stock split immediately following the surrender of the 14,000,000 common shares.

The above designation and forward split were approved by FINRA on February 14, 2017, and have been retroactively presented in these financial statements.

NOTE 7 – COMMON STOCK

On November 2, 2016, the Board approved the exchange of 42,000,000 shares of common stock for the issuance of 1,000,000 shares of Series A Preferred Stock.

NOTE 8 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31:

	2016	2015
Deferred Tax Assets:
NOL Carryover	$38,400	$89,375
Related party accrual	50,100	18,637
Less valuation allowance	(88,500)	(107,742)
Net deferred tax assets	$-	$-

At December 31, 2016, the Company had net operating loss carry forwards of approximately $38,400 that may be offset against future taxable income from the year 2017 to 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that there are no additional material subsequent events exist that require disclosure other then the following.

The three for one forward stock split approved by the Board on November 2, 2016 was approved by FINRA on February 14, 2017 and has been retroactively presented in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 22, 2017, Stevenson & Company CPAS LLC (“Stevenson”) resigned as the registrant’s registered independent public accountant. For the years ended December 31, 2015 and 2014 and for the interim period through the time of their resignation, Stevenson’s report did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the registrant’s ability to continue as a going concern. The decision to dismiss Stevenson and to engage Gillespie was approved by the registrant’s board of directors.

On May 22, 2017, the registrant engaged Gillespie & Associates, PLLC, as its new registered independent public accountant. During the years ended December 31, 2015 and 2014 and prior to May 22, 2017 (the date of the new engagement), we did not consult with Gillespie regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the registrant’s financial statements by Gillespie, in either case where written or oral advice provided by Gillespie would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

On October 29, 2017, Gillespie & Associates, PLLC (“Gillespie”) resigned as the registrant’s registered independent public accountant.

On October 29, 2017, the Company dismissed Gillespie. On October 30, 2017, the Company engaged Fruci & Associates II, PLLC of Spokane, WA, as its new Independent Registered Public Accounting Firm. The decision to dismiss Gillespie and to engage Fruci was approved by the registrant’s board of directors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2016, these disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2016, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•	timely and accurate reconciliation of accounts

•	lack of segregation of duties

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the directors and executive officers of the Company for the fiscal year ended December 31, 2016. Except as set forth below, there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. All of the directors serve for a term of one year until their successors are elected at the Company’s Annual Shareholders’ Meeting and qualified, subject to removal by the Company’s shareholders. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Erick Kuvshinikov (1)	39	Chief Executive Officer and Chief Financial Officer
Roger B. McKeague (2)	52	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Peter Mortensen (3)	52	Chief Executive Officer, President, and Chief Financial Officer

_____________

(1)	Appointed February 13, 2018
(2)	Mr. Roger McKeague has since resigned from his position as the Chief Executive Officer, Chief Financial Officer Secretary and Treasurer of the Company, effective as of April 13, 2017.
(3)	Appointed April 13, 2017, Resigned February 13, 2018

Erick Kuvshinikov – Chief Executive Officer

Erick Kuvshinikov has 22 years' experience working directly with clients from diverse backgrounds in retail, wholesale, business to business, investors, technical associates, & formulating strategic proposals for each. Leadership in supporting executives, sales personnel, & managers to improve internal operations for small businesses. Easily instills trust, confidence in clients & business professionals stressed by work environments or life events; optimizing internal operations & producing financial returns. Erick has a degree in Computer Science & Business (Bachelor of Science) from Pepperdine University and is currently 39 years of age. He began his career as a senior marketing director for a Southern California Furniture Company called Kushwood Mfg. He helped develop brand awareness, product development, and advanced international trade deals between China and furniture heads. He was known in the industry for helping further the trade by being a guru in commercial photography and marketing with a graphic design background. Because of his computer science background and business knowhow he carried his knowledge into the technical field while assisting local Southern California IT companies with web design and capability. During his time supporting companies in the IT field he went to school and received not only his license as a Real Estate Sales Associate, but also his license as a Real Estate Broker and worked for a local Real Estate Brokerage by the name of Realty Works Temecula. In so doing, he became extremely knowledgeable in negotiations with investors and high-priced sales.

Roger B. McKeague

On March 18, 2016, Roger B. McKeague, was elected a director and appointed to serve as Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary of the Company. Prior to joining the Company, Mr. McKeague was the Chief Executive Officer of Sector Five, Inc., an unaffiliated Delaware company involved in marketing educational computing products and consumer electronics, and was an attorney and business consultant focused on business and education management from June 2013 to March 2016. Previously, he was Executive Director at the Charter School Administrative Office for the State of Hawaii in Honolulu from December 2008 to June 2013. Mr. McKeague was a consultant for Forest City, Hawaii where he worked on External Affairs and Legal and Development projects from September 2006 to June 2008. He was Special Assistant to the Director for the Hawaii State Department of Health in Honolulu where he provided executive direction over Department functions and programs on behalf of the Director from December 2003 to July 2005. Mr. McKeague was an Advisor and Policy Analyst in the Office of the Governor of Hawaii from November 2002 to December 2003. He was Chief of Staff for Representative Bud Stonebraker in the Hawaii State Legislature from January 2001 to December 2002. Mr. McKeague was General Legal Counsel for Dawson International, Inc. in Honolulu, Hawaii from January 1998 to December 1998. He was a litigation associate for Dwyer Imanaka Schraff Kudo Meyer & Fujimoto in Honolulu from January 1996 to October 1996, and was the Staff Attorney for the House of Representatives Majority Staff Office from January 1995 to July 1995. Mr. McKeague received his J.D. degree from Lewis & Clark, Northwestern School of Law and his B.A. degree from the University of Hawaii at Manoa.

Peter Mortensen

Mr. Mortensen became the President, CEO and CFO of the Company in April 2017. He has worked as a Consultant for Hop-on, Inc., from August 2014 to March 2016. As a full time, employee at Hop-On, he assisted the CEO with strategies in technology and products for Hop-on. He also provided oversight of the manufacturing and working with suppliers. From 2013 to 2014, Mr. Mortensen was the Software R&D Director of Panasonic Avionics, located in Lake Forest, California. Mr. Mortensen managed a department of 52 software developers covering R&D in Android and Linux software development for inflight entertainment (IFE) systems for all major airlines both for passengers (seatback systems) and crew (in-wall and mobile terminals). From 2011 to 2013, Mr. Mortensen was Foreign Expert and Director of Product Planning for Digital Products Group, a Company specializing in mobile phones, tablets & TVs. His responsibilities included identifying weak-points in processes and organization towards becoming a leading value brand. He recommended improvements to CTO, defined strategy for global product R&D (focus software) with international open innovation centers. He also worked as primary point of contact for non-Chinese technology and component vendors where he led all vendor meetings. Mr. Mortensen worked with Haier Europe and Haier America on planning future next generation models. From 2010 to 2011, Mr. Mortensen was Senior Product Manager Televisions – Product Group for VIZIO, Irvine, California where he defined and managed all TV product and technology roadmaps. From 2005 to 2010, Mr. Mortensen was Department Manager for Software Development Group, Mitsubishi Digital Electronics of America, Irvine, California, where he managed the software engineering of the 2006-2010 product portfolios of Mitsubishi flat panel LCD and rear projection DLP televisions to completion within time and within schedule (approx. 92 television models).

Mr. Mortensen graduated from the Southern University of Denmark with a B.S. in Computer Science in 1988 and has earned several certificates in management, quality assurance and corporate leadership subsequently.

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f)

None of our officer nor directors, promoters or control persons have been involved in the past ten years in any of the following:

(1)	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

We do not have a standing compensation or nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our compensation, nominating and audit committees.

Code of Ethics

The Company has not formally adopted a written code of business conduct that governs the Company’s employees, officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2016 and 2015 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger McKeague,(1)	2016	38,500	-	-	-	-	-	-	38,500
Former CEO, President and Director	2015	-	-	-	-	-	-	-	-

Peter Mortensen,	2016	16,000	-	-	-	-	-	-	16,000
Former CEO, President (3)	2015	-	-	-	-	-	-	-	-

Rafael Solorio (2)	2016	-	-	-	-	-	-	-	-
former CEO	2015	-	-	15,000	-	-	-	-	15,000

Erick Kuvshinikov, CEO	2018	-	-	-	-	-	-	-	-

____________

(1)	Resigned April 13, 2017
(2)	Resigned March 18, 2016.
(3)	Resigned February 13, 2018

Employment Agreements

We have an executive employment agreement with Erick Kuvshinikov. On February 13, 2018, we entered into an executive employment agreement with Mr. Kuvshinikov to provide his services as Chief Executive Officer. The employment Agreement provides for a salary of $2,500 per month for six months and 1,000,000 shares of common stock subject to vesting.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal years ended December 31, 2016.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Roger McKeague	$-	$-	$-	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of January 3, 2018, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of February 14, 2018, there were 18,000,000 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Class of Securities	Shares Beneficially Owned	Percentage Owned (2)
Kirkland Holding Co, LLC	Common Stock	3,000,000	16.6%
Erick Kuvshinikov	-	-	-
Roger McKeague	-	-	-
All Directors and Officers as a Group (3 persons)		3,000,000	16.6%

____________

(1)	The address of our executive officer, director and beneficial owner is c/o Sector 5, Inc., 2000 Duke Street, Suite 110, Alexandria, VA 22314.
(2)

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(3)	Mr. McKeague's interest is held through Kirkland Holding Co., a company he controls.

Securities Authorized for Issuance Under Equity Compensation Plans

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $23,920 for $17,160 of inventory that was returned to the lender and $6,760 that was determined to be obsolete. As of December 31, 2016, there was $96,086 and $4,557 of principal and interest, respectively, due on this note.

During the years ended December 31, 2016 and 2015, the Company’s CEO and Chairman loaned funds to the Company in support of its operations by providing payments to the Company's vendors and advances for operations These amounts are considered due on demand and are non-interest bearing. As of December 31, 2016 and 2015, the balance due for these advances was $185,011 and $18,367, respectively.

During the year ended December 31, 2016, Kirkland Holding Co., a company with common management, advanced the Company $31,600, $19,169 of which was repaid. The advance is unsecured, non-interest bearing and due on demand. The balance at December 31, 2016 was $12,431.

We were provided office space free of charge by our officer and director.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Director Independence

At this time the Company does not have a policy that its directors or a majority be independent of management. The Company has at this time only one director. It is the intention of the Company to implement a policy in the future that a majority of the Board member be independent of the Company’s management as the members of the board of director’s increases after implementation of the Company’s business plan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by our independent auditors for the years shown.

	December 31, 2016	December 31, 2015
Audit Fees	$10,000	$7,500
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$10,000	$7,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a) Financial Statements:

(b) Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

10.1	Form of Stock Purchase Agreement**

31.1	302 Certification – Erick Kuvshinikov

32.1	906 Certification – Erick Kuvshinikov

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

__________

* Included as an Exhibit to our Registration Statement on Form S-1 filed on May 29, 2012

** Exhibit 10.1 from 8-K filed March 22, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sector 5, Inc.
(Registrant)

Date: February 14, 2018	By:	/s/ Erick Kuvshinikov
Erick Kuvshinikov
Chief Executive Officer and
President (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Erick Kuvshinikov	Chief Executive	February 14, 2018
Erick Kuvshinikov	Officer, President and Director

