Form 10-Q
period 2017-03-31
Sector 5, Inc.
filed 2018-02-15
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-181742

SECTOR 5, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5042353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Duke Street, Suite 110

Alexandria, Virginia 22314

(Address of principal executive offices)

(517) 348-1005

(Issuer’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 30, 2018
Common Stock, par value $.001 per share	18,000,000 shares

SECTOR 5, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC. CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$1,854	$865
Accounts receivable	-	413
Inventory	1,375	57,743
Prepaid expenses	1,042	30,117
Total Current Assets	4,271	89,138
Total Assets	$4,271	$89,138
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$30,207	$22,791
Accrued interest, related party	5,853	4,557
Loans payable, related party	275,589	293,528
Total Current Liabilities	311,649	320,876
Total Liabilities	311,649	320,876

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 245,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	62,650	62,650
Accumulated deficit	(389,028)	(313,388)
Total stockholders' deficit	(307,378)	(231,738)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,271	$89,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue	$89,484	$-
Cost of goods sold	91,536	-
Gross Margin	(2,052)	-

Operating Expenses:
Research and development	8,447	-
Advertising and promotion	2,695	-
Professional fees	39,252	-
General and administrative	21,898	1,970
Total operating expenses	72,292	1,970

Loss from operations	(74,344)	(1,970)

Other Expense:
Interest expense	(1,296)	-
Total other expense	(1,296)	-

Net loss before provision for income taxes	(75,640)	(1,970)
Provision for income taxes	-	-
Net Loss	$(75,640)	$(1,970)

Weighted Average Shares Outstanding, Basic & Diluted	$(0.00)	$(0.00)

Loss per Share, Basic & Diluted	18,000,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss	$(75,640)	(1,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	413	-
Prepaids & other assets	29,075	-
Inventory	45,449	-
Accounts payable	7,416	(21,042)
Accrued interest, related party	1,296	-
Net Cash Provided By (Used in) Operating Activities	8,009	(23,012)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	134,382	22,963
Repayment of related party loans	(141,402)	-
Net Cash Provided by (Used by) Financing Activities	(7,020)	22,963
Net Increase (Decrease) in Cash	989	(49)
Cash at Beginning of Period	865	62
Cash at End of Period	$1,854	13
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	-
Franchise and income taxes	$-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $389,028 at March 31, 2017 and had a net loss of $75,640 for the three month ended March 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORY

As of March 31, 2017, and December 31, 2016, the Company has $1,375 and $57,743, respectively of finished goods inventory. Inventory consists of Chromebooks and charging carts. Inventory is carried at the lower of cost or market.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $34,840 for $17,160 of inventory that was returned to the lender and $7,260 that was determined to be obsolete. As of March 31, 2017, there is $85,166 and $5,853 of principal and interest, respectively, due on this note. This note is currently past due.

Since the change in control, the Company’s CEO and Chairman has loaned funds to the Company in support of its operations by providing payments to the Company's vendors and advances for operations. These amounts are considered due on demand and are non-interest bearing. As of March 31, 2017, and December 31, 2016, the balance due for these advances is $168,707 and $185,011, respectively.

Since the change in control, Kirkland Holdings, Inc., a company with common management, has advanced funds to the Company for operations. The advances are unsecured, non-interest bearing and due on demand. As of March 31, 2017, and December 31, 2016, the balance due for these advances is $21,716 and $12,431, respectively.

NOTE 6 – PREFERRED STOCK

Preferred Stock

The company has 5,000,000 shares of preferred stock authorized, 1,000,000 of which have been designed Series A. Shares of Series A Preferred Stock may be converted at the holder’s election into shares of common stock, at the conversion rate of fifty shares of fully paid and nonassessable common stock for one share of Series A Preferred Stock. Series A is entitled to votes equal to the number of common shares into which the preferred could be converted into and has liquidation preferences of $2.00 per share.

On November 2, 2016, the Board approved the exchange of 14,000,000 shares of common stock for the issuance of 1,000,000 shares of Series A Preferred Stock. In addition, the Board approved a three for one forward stock split immediately following the surrender of the 14,000,000 common shares.

The above designation and forward split were approved by FINRA on February 14, 2017 and have been retroactively presented in these financial statements.

NOTE 7 – COMMON STOCK

On November 2, 2016, the Board approved the exchange of 14,000,000 shares of common stock for the issuance of 1,000,000 shares of Series A Preferred Stock.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that there are no additional material subsequent events exist that require disclosure in these financial statements.

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

We plan to continuously explore business opportunities, possibly expanding these product categories. Using the strength of our current partners manufacturing capabilities, Sector 5 has identified new product categories in which our key suppliers will assist in the development of new products accommodating our ideas and requirements. Our unique relationships with the leading electronics suppliers in China will enable us to gain advantages of not only low cost manufacturing but also achieving the best of the Open Innovation partnership making it possible for us to realize first-in-market, unique and affordable products. Our Chinese office is located in Shenzhen (called High Tech Zone) as it is a hub of Chinese innovation where many of the major Chinese electronics firms are located. Shenzhen is rapidly becoming the Chinese version of Silicon Valley. Late in our third phase we plan to create our first Android 5 portfolio of Smart TV solutions:

•	Smart TV box (possibly similar hardware as Chromebox)
•	Smart TVs (larger sizes)
•	Android tablets for education
•	Premium speakers (Bluetooth, WiFi, Surround)
•	Headsets & headphones

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

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues. Sales revenue for the three months ended March 31, 2017 were $89,484 as compared to $0 for the three months ended March 31, 2016. The increase in sales for 2017 is the result of the Company’s change in business model to sell branded electronic products.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2017 were $91,536 as compared to $0 for the three months ended March 31, 2016. The increase in cost of goods sold is the result of the Company’s sales revenue during the three months ended March 31, 2017. In addition, we had to sell some of our TV units below cost and we wrote off $520 for damaged units.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2017 were $8,447 as compared to $0 for the three months ended March 31, 2016. The increase is due to the Company implementing a new plan of operations and engaging a vendor to develop a new product.

Advertising and Promotion. Advertising and promotion expenses for the three months ended March 31, 2017 were $2,695 as compared to $0 for the three months ended March 31, 2016. The increase is due to the Company implementing a new plan of operations and engaging a vendor to develop a new product.

Professional Fees. Professional fees for the three months ended March 31, 2017 were $39,252 as compared to $0 for the three months ended March 31, 2016. The increase in professional fees is due to consulting expenses related to the new plan of operations to sell branded electronic products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2017 were $21,898 as compared to $1,970 for the three months ended March 31, 2016. The increase in selling, general and administrative expenses is due to the change of control of the Company during March 2016 and establishing a new plan of operations to sell branded electronic products.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2017	As of December 31, 2016

Cash	$1,854	$865
Working Capital	(307,378)	(231,738)
Debt (current)	(311,649)	(320,876)

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

Net Cash Used in Operating Activities

We received $8,009 from cash flow from operating activities for the three months ended March 31, 2017. The cash used in operating activities during this period was used to fund the net loss of $75,640. We experienced negative cash flow from operating activities for the three months ended March 31, 2016 in the amount of $23,012.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended March 31, 2017 and 2016 was $0 and $0, respectively.

Net Cash Provided by Financing Activities

Net cash used by financing activities during the three months ended March 31, 2017 was $7,020. Cash flow from financing activities consists of related party loans and repayments of those loans. Net cash provided by financing activities was $22,963 during the three months ended March 31, 2016.

Availability of Additional Funds

Based on our working capital as of March 31, 2017, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Material Commitments

There were no material commitments during the three months ended March 31, 2017.

Recent Accounting Pronouncements

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECTOR 5, INC.

Date: February 14, 2018	By:	/s/ Erick Kuvshinikov
Erick Kuvshinikov Chairman, President, Chief Executive Officer and Treasurer (Principal Accounting Officer and Authorized Officer)

