Form 10-Q
period 2017-06-30
Sector 5, Inc.
filed 2018-02-15
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

______________________________________________________

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

SECTOR 5, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC. CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$6,538	$865
Accounts receivable	-	413
Inventory	1,125	57,743
Prepaid expenses	-	30,117
Total Current Assets	7,663	89,138
Total Assets	$7,663	$89,138
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$33,479	$22,791
Accrued interest, related party	7,134	4,557
Loans payable, related party	323,750	293,528
Total Current Liabilities	364,363	320,876
Total Liabilities	364,363	320,876

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 245,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	62,650	62,650
Accumulated deficit	(438,350)	(313,388)
Total stockholders' deficit	(356,700)	(231,738)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,663	$89,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$275,594	$23,159	$365,078	$23,159
Cost of goods sold	269,685	14,506	361,221	14,506
Gross Margin	5,909	8,653	3,857	8,653

Operating Expenses:
Research and development	35	33,010	8,482	33,010
Advertising and promotion	-	-	2,695	-
Professional fees	47,618	46,479	86,870	48,354
General and administrative	6,297	21,919	28,195	22,014
Total operating expenses	53,950	101,408	126,242	103,378

Loss from operations	(48,041)	(92,755)	(122,385)	(94,725)

Other Expense:
Interest expense	(1,281)	-	(2,577)	-
Total other expense	(1,281)	-	(2,577)

Net loss before provision for income taxes	(49,322)	(92,755)	(124,962)	(94,725)
Provision for income taxes	-	-	-	-
Net Loss	$(49,322)	$(92,755)	$(124,962)	$(94,725)

Weighted Average Shares Outstanding, Basic & Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Loss per Share, Basic & Diluted	18,000,000	20,000,000	18,000,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss	$(124,962)	$(94,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	104
Changes in Operating Assets and Liabilities:
Accounts receivable	413	-
Prepaids & other assets	30,117	(36,366)
Inventory	45,698	(105,536)
Accounts payable	10,688	(14,462)
Accrued interest, related party	2,577	-
Net Cash Used in Operating Activities	(35,469)	(250,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(5,010)
Net cash used in investing activities	-	(5,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	185,974	266,056
Repayment of related party loans	(144,832)	-
Net Cash Provided by Financing Activities	41,142	266,056
Net Increase in Cash	5,673	10,061
Cash at Beginning of Period	865	62
Cash at End of Period	$6,538	$10,123
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2017.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $438,350 at June 30, 2017 and had a net loss of $124,962 for the six months ended month ended June 30, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORY

As of June 30, 2017, and December 31, 2016, the Company has $1,125 and $57,743, respectively of finished goods inventory. Inventory consists of Chromebooks and charging carts. Inventory is carried at the lower of cost or market.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $34,840 for $17,160 of inventory that was returned to the lender and $7,260 that was determined to be obsolete. As of June 30, 2017, there is $85,166 and $7,134 of principal and interest, respectively, due on this note. This note is currently past due.

Since the change in control, the Company’s CEO and Chairman has loaned funds to the Company in support of its operations by providing payments to the Company's vendors and advances for operations. These amounts are considered due on demand and are non-interest bearing. As of June 30, 2017, and December 31, 2016, the balance due for these advances is $186,747 and $185,011, respectively.

Since the change in control, Kirkland Holdings, Inc., a company with common management, has advanced funds to the Company for operations. The advances are unsecured, non-interest bearing and due on demand. As of June 30, 2017, and December 31, 2016, the balance due for these advances is $51,837 and $12,431, respectively.

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

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues. Sales revenue for the three months ended June 30, 2017 were $275,594 as compared to $23,159 for the three months ended June 30, 2016. The increase in sales for 2017 is the result of a sale of $269,000 to one of our major customers.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2017 were $269,685 as compared to $14,506 for the three months ended June 30, 2016. The increase in cost of goods sold is the result of the Company’s sales revenue during the three months ended June 30, 2017.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2017 were $35 as compared to $33,010 for the three months ended June 30, 2016. The decrease is due to an attempt to cut costs while in the process of implementing our new business model.

Advertising and Promotion. We had no advertising and promotion expenses for the three months ended June 30, 2017 or for the three months ended June 30, 2016.

Professional Fees. Professional fees for the three months ended June 30, 2017 were $47,618 as compared to $46,479 for the three months ended June 30, 2016. Professional fees consists of accounting, audit, legal and consulting expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2017 were $6,297 as compared to $21,919 for the three months ended June 30, 2016. The decrease in selling, general and administrative expenses is due to an attempt to cut costs while in the process of implementing our new business model.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues. Sales revenue for the six months ended June 30, 2017 were $365,078 as compared to $23,159 for the six months ended June 30, 2016. The increase in sales for 2017 is the result of the Company’s change in business model to sell branded electronic products. In addition, we had a sale of $269,000 to one of our major customers.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2017 were $361,221 as compared to $14,506 for the six months ended June 30, 2016. The increase in cost of goods sold is the result of the Company’s sales revenue during the six months ended June 30, 2017. In addition, we had to sell some of our TV units below cost and we wrote off $520 for damaged units.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2017 were $8,482 as compared to $33,010 for the six months ended June 30, 2016. The decrease is due to an attempt to cut costs while in the process of implementing our new business model.

Advertising and Promotion. Advertising and promotion expenses for the six months ended June 30, 2017 were $2,695 as compared to $0 for the six months ended June 30, 2016. We have been keeping certain costs low while in the process of implementing our new business model.

Professional Fees. Professional fees for the six months ended June 30, 2017 were $86,870 as compared to $48,354 for the six months ended June 30, 2016. The increase in professional fees is due to consulting expenses related to the new plan of operations to sell branded electronic products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2017 were $28,195 as compared to $22,014 for the six months ended June 30, 2016. The increase in selling, general and administrative expenses is due to the change of control of the Company during March 2016 and establishing a new plan of operations to sell branded electronic products.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2017	As of December 31, 2016

Cash	$6,538	$865
Working Capital	(356,700)	(231,738)
Debt (current)	(364,363)	(320,876)

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

Net Cash Used in Operating Activities

We used $35,469 of cash from operating activities for the six months ended June 30, 2017. The cash used in operating activities during this period was used to fund the net loss of $124,962. We experienced negative cash flow from operating activities for the six months ended June 30, 2016 in the amount of $250,985.

Net Cash Used in Investing Activities

The cash used in investing activities during the six months ended June 30, 2017 and 2016 was $0 and $5,010, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was $41,142. Cash flow from financing activities consists of related party loans and repayments of those loans. Net cash provided by financing activities was $266,056 during the six months ended June 30, 2016.

Availability of Additional Funds

Based on our working capital as of June 30, 2017, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There were no material commitments during the six months ended June 30, 2017.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2017. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

