Form 10-Q
period 2017-09-30
Sector 5, Inc.
filed 2018-02-15
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 31, 2018
Common Stock, par value $.001 per share	18,000,000 shares

SECTOR 5, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC. CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$-	$865
Accounts receivable	-	413
Inventory	1,697	57,743
Prepaid expenses	-	30,117
Total Current Assets	1,697	89,138
Total Assets	$1,697	$89,138
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$41,360	$22,791
Accrued interest, related party	7,988	4,557
Loans payable, related party	348,257	293,528
Total Current Liabilities	397,605	320,876
Total Liabilities	397,605	320,876

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 245,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	62,650	62,650
Accumulated deficit	(477,558)	(313,388)
Total stockholders' deficit	(395,908)	(231,738)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,697	$89,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$31,396	$64,670	$396,474	$87,829
Cost of goods sold	26,211	52,166	387,432	66,672
Gross Margin	5,185	12,504	9,042	21,157

Operating Expenses:
Research and development	-	15,000	8,482	48,010
Advertising and promotion	2,824	-	5,519	-
Professional fees	28,720	42,529	115,590	90,883
General and administrative	11,995	12,950	40,190	34,861
Total operating expenses	43,539	70,479	169,781	173,754

Loss from operations	(38,354)	(57,975)	(160,739)	(152,597)

Other Expense:
Interest expense	(854)	-	(3,431)	-
Total other expense	(854)	-	(3,431)	-

Net loss before provision for income taxes	(39,208)	(57,975)	(164,170)	(152,597)
Provision for income taxes	-	-	-	-
Net Loss	$(39,208)	$(57,975)	$(164,170)	$(152,597)

Weighted Average Shares Outstanding, Basic & Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Loss per Share, Basic & Diluted	18,000,000	20,000,000	18,000,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss	$(164,170)	$(152,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	731
Changes in Operating Assets and Liabilities:
Accounts receivable	413	-
Prepaids & other assets	30,117	(7,396)
Inventory	45,126	(184,426)
Accounts payable	18,569	(8,963)
Accrued interest, related party	3,431	-
Net Cash Used in Operating Activities	(66,514)	(352,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(5,010)
Net cash used in investing activities	-	(5,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	220,281	364,661
Repayment of related party loans	(154,632)	-
Net Cash Provided by Financing Activities	65,649	364,661
Net Increase (Decrease) in Cash	(865)	7,000
Cash at Beginning of Period	865	62
Cash at End of Period	$-	$7,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2017.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $477,558 at September 30, 2017 and had a net loss of $164,170 for the nine months ended month ended September 30, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORY

As of September 30, 2017, and December 31, 2016, the Company has $1,697 and $57,743, respectively of finished goods inventory. Inventory consists of Chromebooks and charging carts. Inventory is carried at the lower of cost or market.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $34,840 for $17,160 of inventory that was returned to the lender and $7,260 that was determined to be obsolete. As of September 30, 2017, there is $85,166 and $7,988 of principal and interest, respectively, due on this note. This note is currently past due.

Since the change in control, the Company’s CEO and Chairman has loaned funds to the Company in support of its operations by providing payments to the Company's vendors and advances for operations. These amounts are considered due on demand and are non-interest bearing. As of September 30, 2017, and December 31, 2016, the balance due for these advances is $211,175 and $185,011, respectively.

Since the change in control, Kirkland Holdings, Inc., a company with common management, has advanced funds to the Company for operations. The advances are unsecured, non-interest bearing and due on demand. As of September 30, 2017, and December 31, 2016, the balance due for these advances is $51,916 and $12,431, respectively.

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

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues. Sales revenue for the three months ended September 30, 2017 were $31,396 as compared to $64,670 for the three months ended September 30, 2016, a decrease of $33,274 or 51.5%. The decrease in sales for the three months ended September 30, 2017 is due to a temporary slowdown in advertising and promotion while we implement our new business model.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2017 were $26,2111 as compared to $52,166 for the three months ended September 30, 2016. The decrease in cost of goods sold is in line with the decrease in sales.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2017 were $0 as compared to $15,000 for the three months ended September 30, 2016. The decrease is due to an attempt to cut costs while in the process of implementing our new business model.

Advertising and Promotion. Advertising and promotion expenses for the three months ended September 30, 2017 was $2,824 and $0 for the three months ended September 30, 2016, respectively.

Professional Fees. Professional fees for the three months ended September 30, 2017 were $28,720 as compared to $42,529 for the three months ended September 30, 2016. Professional fees consist of accounting, audit, legal and consulting expense.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2017 were $11,995 as compared to $12,950 for the three months ended September 30, 2016. The decrease in general and administrative expenses is due to an attempt to cut costs while in the process of implementing our new business model.

Interest expense. Interest expense for the three months ended September 30, 2017 was $854 as compared to $0 for the three months ended September 30, 2016.

Net Loss. Net loss for the for the three months ended September 30, 2017 was $39,208 compared to $57,975 for the three months ended September 30, 2016. Net loss decreased in the current period due to a decrease in operating expenses.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues. Sales revenue for the nine months ended September 30, 2017 were $396,474 as compared to $87,829 for the nine months ended September 30, 2016. The increase in sales for 2017 is the result of the Company’s change in business model to sell branded electronic products. In addition, we had a sale of $269,000 to one of our major customers.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2017 were $387,432 as compared to $66,672 for the nine months ended September 30, 2016. The increase in cost of goods sold is the result of the Company’s sales revenue during the nine months ended September 30, 2017. In addition, we had to sell some of our TV units below cost and we wrote off $520 for damaged units.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2017 were $8,482 as compared to $48,010 for the nine months ended September 30, 2016. The decrease is due to an attempt to cut costs while in the process of implementing our new business model.

Advertising and Promotion. Advertising and promotion expenses for the nine months ended September 30, 2017 were $5,519 as compared to $0 for the nine months ended September 30, 2016. We have been keeping certain costs low while in the process of implementing our new business model.

Professional Fees. Professional fees for the nine months ended September 30, 2017 were $115,590 as compared to $90,883 for the nine months ended September 30, 2016. The increase in professional fees is due to consulting expenses related to the new plan of operations to sell branded electronic products.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2017 were $40,190 as compared to $34,861 for the nine months ended September 30, 2016. The increase in general and administrative expenses is due to the change of control of the Company during March 2016 and establishing a new plan of operations to sell branded electronic products.

Interest expense. Interest expense for the nine months ended September 30, 2017 was $3,431 as compared to $0 for the nine months ended September 30, 2016.

Net Loss. Net loss for the for the nine months ended September 30, 2017 was $164,170 compared to $152,597 for the nine months ended September 30, 2016. Net loss increased slightly in the current period due a lower gross margin.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2017	As of December 31, 2016

Cash	$-	$865
Working Capital	(395,908)	(231,738)
Debt (current)	(397,605)	(320,876)

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

Net Cash Used in Operating Activities

We used $66,514 of cash flow in operating activities for the nine months ended September 30, 2017. The cash used in operating activities during this period was used to fund the net loss of $164,170. We experienced negative cash flow from operating activities for the nine months ended September 30, 2016 in the amount of $352,651.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended September 30, 2017 and 2016 was $0 and $5,010, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was $65,649. Cash flow from financing activities consists of related party loans and repayments of those loans. Net cash provided by financing activities was $364,661 during the nine months ended September 30, 2016.

Availability of Additional Funds

Based on our working capital as of September 30, 2017, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There were no material commitments during the nine months ended September 30, 2017.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2017. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

