Form 10-K
period 2017-12-31
Sector 5, Inc.
filed 2018-04-11
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $7,800,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: April 5, 2018 - 18,500,000

SECTOR 5, INC.

PART I

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

Our Business

SECTOR 5, INC. (“Sector 5” or the “Company”) was incorporated in the State of Nevada on April 11, 2012. On March 18, 2016 a change in control of the Company occurred. The change in control included plans to relaunch the Company to sell branded electronic products targeting the educational and consumer electronics markets. Sector 5 is taking advantage of the educational markets to target the retail consumer electronics market using a supply-chain methodology involving Open Innovation. Sector 5 has relationships with Chinese suppliers and American ingenuity that allows us to create products with latest technology, matching market expectations at the best pricing.

Plan of Operations

Sector 5 sells branded electronic products targeting the educational and consumer electronics markets.

Sector 5 is taking advantage of the United States and Canadian (North America) educational market to target the retail consumer electronics market using a supply-chain methodology involving Open Innovation. Sector 5 has relationships with Chinese suppliers employing American ingenuity that allows us to create products with latest technology, matching market expectations at the best pricing. The Company has accomplished this through the involvement of a talented staff, including designers and innovators, coupled with strong relationships with “best in class” suppliers and a relationship with Google to sell and market Chromebooks.

Sector 5’s distribution channel strategy in North America includes both B2B (especially schools) as well as utilization of existing relationships with distributors that have retail channels looking for new innovative products. Furthermore, we intend to use mobile carriers in South America as a new sales channels in combining their 4G LTE products which employ mobile data networks. Building and maintaining good distribution relationships is an essential element of our business. In our product planning efforts, we expect to both listen to these sales channels for what opportunity they have as well as provide them new product opportunities we are planning in the future with additional financing required. The latter will become increasingly important as we intend to grow a portfolio of products uniquely ours.

Sector 5’s foundation for success and promise to the world is defined by a pursuit of simplicity and a commitment to innovation. Quality, reliability and excellent customer support is an integral component of that commitment.

Products

The Company has been focusing on the education market utilizing Chrome and Android Operating Systems utilizing a Google approval Chromebook. As we ramp up a sales staff, the Company has designed a 15-watt wireless charging solution for its electronics and is in the process of obtain the proper qualification and testing to commercialize this new product. With this new technology, the Company intendeds toto broadly target general consumer retail channels and possibly other B2B opportunities (e.g. hospitals). The Company is also in the process of filing patents around the charging carts solution and other technologies it’s currently working on. In this phase we will need to carefully and continuously balance growth in width (number of sales channels and product sku’s) versus depth (quality of service and support).

We are currently negotiating contracts with established sales and marketing individuals and companies who can get Sector 5 branded products placed in the major retail channels. Google is assisting in opening up relationships with major distributors for the US markets.

During the second phase, we plan to launch a number of products aimed at the educational market:

•	Chromebooks optimized for education 11.6” and 13”
•	Charging carts wirelessly with a 15-watt solution for bulk charging and storage of Chromebooks (various models) The company will be seeking approval from Google and other PC/iPad/MacBook providers.
•	Electronic whiteboard (1 model)
•	Large touch screen (2 models)
•	Classroom speakers (2 models)
•	Classroom microphone (1 model)
•	Chromebook HDMI connected monitor 24”

Our third phase includes plans to launch the following products, integrating our intellectual property, thru various technologies:

•	Chromebox with camera (our own patented design)
•	Possibly Chromebooks with 4G LTE, to be distributed B2B and through wireless carriers in South America.
•	Smart Pico Projector with 4G LTE for global distribution channels
•	Bedroom Smart Pico Projector/speaker/wall mount kit bundle for global distribution channels
•	Action camera with 4K resolution utilizing 4G LTE for connectivity

We plan to continuously explore business opportunities, possibly expanding these product categories. Using the strength of our current partners manufacturing capabilities, Sector 5 has identified new product categories in which our key suppliers will assist in the development of new products accommodating our ideas and requirements. Our unique relationships with the leading electronics suppliers in Shenzhen and throughout China will enable us to gain advantages of not only low cost manufacturing but also achieving the best of the Open Innovation partnership making it possible for us to realize first-in-market, unique and affordable products. Shenzhen (called High Tech Zone) is a hub of Chinese innovation where many of the major Chinese electronics firms are located. Shenzhen is rapidly becoming the Chinese version of Silicon Valley. Late in our third phase we plan to create our first Android 5 portfolio of Smart TV solutions:

•	Sector 5 plans to also take advantage of US manufacturing capabilities for its wireless charging solutions
•	Creating various sales channels in modifying existing charging carts of its 15-watt charging solution
•	Smart TV box (possibly similar hardware as Chromebox).
•	Smart TVs (larger sizes)
•	Android tablets for education
•	Premium speakers (Bluetooth, WiFi, Surround)
•	Headsets & headphones

Who We Sell To

Sector 5 has been identifying a new sales staff with long standing relationships with the buyers of “Big Box” retailers. Sector 5 is seeking staff that have relationship with reps in the educational market. Sector 5 has relationships with large companies who are currently dominating the online sales channels. Our target customers are anyone in need of consumer, education or business electronics seeking the best combination of value, simplicity, usability and reliability. Our customers are intelligent and informed decision makers who will not only judge us from our marketing messages but also seek objective input from independent reviews e.g. CNET, Engadget and others. For this reason, we plan a budget that covers the traditional marketing efforts as well as efforts on performing critical product Quality Assurance and engagement with reviewers in enabling the best reviews. Getting good reviews is important for our brand reputation to get the best start.

Our planned marketing staffs will include members solely focused on the educational computing market and members solely focused on the consumer retail market. However, we plan to have a unified R&D effort that will aim at maximizing synergies in an effort to reduce R&D costs. On the education side, we have sent out samples to the school with RFP’s that we have identified that currently have the resources to buy. We have also been selling our E1 Chromebook and large screen TV’s. Geographically we have been targeting both the USA and Canada. Most of the business with the schools involves a bidding process and we plan on being the best priced on the market, coupled with superior features/performance. Features we plan to emphasize include better graphical processing and more school optimized enclosure with easy carry handles. We believe that we can be highly successful in the educational bidding process. Our supply chain allows nearly unlimited growth potential as it includes a very extensive list of product categories covering involving excellent engineering teams. We will continuously aim at enabling growth through presenting new business opportunities to buyers from within our vendor partner capabilities and seeking additional financing for growth in the consumer electronics industry.

Our goal is Educating America’s Children utilizing the power of Google and the Chromebook proven technology. We continue to achieve our goal by delivering the latest generation of technology, creating a new market expectation together with unique value-added differentiation and introducing the latest Chromebook defined by Speed, Security and Simplicity at the best possible price.

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

Personnel

Management is currently comprised of Erick Kuvshinikov, our Chief Executive Officer and Chief Financial Officer. Mr. Kuvshinikov’s responsibilities include acting as our director of operations including manufacturing, distribution, marketing, research and development, and product development. We anticipate hiring additional executives and employees during 2018.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is listed to trade on the OTCQB market, operated by the OTC Markets Group, under the symbol “SFIV.” The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2017 and 2016 as reported by the OTC Markets Group. Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2017	High	Low
First Quarter - March 31, 2017	$1.00	$0.26
Second Quarter – June 30, 2017	$0.90	$0.32
Third Quarter – September 30, 2017	$0.52	$0.25
Fourth Quarter – December 31, 2017	$0.30	$0.17

Fiscal Year Ended December 31, 2016	High	Low
First Quarter - March 31, 2016	$2.40	$1.67
Second Quarter – June 30, 2016	$2.65	$1.67
Third Quarter – September 30, 2016	$1.75	$0.68
Fourth Quarter – December 31, 2016	$1.67	$0.17

Holders

As of April 5, 2018, there were 39 record holders of our outstanding shares of common stock, which does not include shareholders who hold shares in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Company did not repurchase any of its securities during the fiscal year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of operation for the next twelve months

Our initial phase is focusing on the education market utilizing wireless charging In-N-Go for next generation user experiences.

As the company sales staff ramps up, we will focus on the education market and more broadly target B2B opportunities (e.g. hospitals). For products that also have a consumer market potential, we plan pursue sales online and through offline retailers in parallel.

Our initial focus has beenis on the US market, but gradually we will seek to exploit our unique wireless charging products to other markets on a global scale utilizing our charging cart vendors existing sales channels.

We have carefully and continuously balancing growth in width (number of sales channels and product SKUs) versus depth (quality of service and support). Building a strong brand requires growing a pool of satisfied customers.

We have grown our relationship with IDT, Haier and Google to enable more business focused on wireless charging over the coming year.

Sector 5 Chromebook is training educators on the Google platforms utilizing Googles online courses. The Company’s goal is to get the educators Google certified for Chrome Operating System.

During the upcoming 12 months we plan to launch several products aimed at the educational market:

•	Chromebooks optimized for education and B2B with optional wireless charging (2 models)
•	Windows/laptops optimized for education and B2B with optional wireless charging (2 models)
•	Case products for iPads optimized for education and B2B with optional wireless charging (2 models)
•	Charging carts for bulk charging and storage utilizing wireless charging (20 models from 4 vendors)
•	Electronic Chrome OS whiteboard (2 models)
•	Large touch screen with Chrome OS (2 models)

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

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenue

The Company generated revenue of $396,474 for the year ended December 31, 2017 compared to $197,823 for the year ended December 31, 2016; an increase of $198,651 or 100.4%. The Company began selling product in Q1 2016. The large increase in revenue in 2017 can be attributed to a single sale of 2,000 Chromebook for $269,000.

Cost of Goods Sold

The Company had cost of goods sold of $391,272 for the year ended December 31, 2017 compared to $140,733 for the year ended December 31, 2016; an increase of $250,539 or 178%. The Company began selling product in Q1 2016. The large increase can be attributed to low margins on some of the products and to the single sale of 2,000 Chromebooks.

Research and Development Expenses

Research and development expense for the year ended December 31, 2017 was $8,482 as compared to $53,020 for the year ended December 31, 2016; a decrease of $44,538 or 84%. The decrease is due to an attempt to cut costs while in the process of implementing our new business model.

Advertising and promotion

Advertising and promotion expense for the year ended December 31, 2017 was $28,556 as compared to $21,593 for the year ended December 31, 2016; an increase of $6,963 or 32.2%.

Professional fees

Professional fees for the year ended December 31, 2017 were $117,840 as compared to $128,467 for the year ended December 31, 2016; a decrease of $10,627 or 8.3%. Professional fees decreased due to lower consulting expense.

General and Administrative Expenses

General and administrative expense for the year ended December 31, 2017 was $48,185 as compared to $39,553 for the year ended December 31, 2016; an increase of $8,632 or 21.8%. The decrease in general and administrative expenses is due to an attempt to cut costs while in the process of implementing our new business model.

Other income and expense

For the year ended December 31, 2017 we had total other expense of $4,778 for interest expense compared to $4,557 for the year ended December 31, 2016.

Net Loss

Net loss for the year ended December 31, 2017 was $202,639 compared to $190,100 for the year ended December 31, 2016.

Net loss has increased primarily due to our increase is cost of goods sold.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

We used $73,754 of cash in operating activities for the year ended December 31, 2017 compared to $178,002 for the year ended December 31, 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 and 2016 was $73,000 and $178,805, respectively. All cash received was from related parties.

Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $516,027 at December 31, 2017, had a net loss of $202,639, and used net cash of $73,754 in operating activities for the year ended December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its financial statements.

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

SECTOR 5, INC.

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sector 5, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sector 5, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC We have served as the Company’s auditor since 2017. Spokane, Washington
April 11, 2018

SECTOR 5, INC. BALANCE SHEETS

	DECEMBER 31,
	2017	2016
ASSETS
Current Assets:
Cash	$111	$865
Accounts receivable	-	413
Inventory	5,396	57,743
Prepaid expenses	-	30,117
Total Current Assets	5,507	89,138
Total Assets	$5,507	$89,138
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$74,941	$22,791
Accrued interest, related party	9,335	4,557
Loans payable, related party	355,608	293,528
Total Current Liabilities	439,884	320,876
Total Liabilities	439,884	320,876

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 245,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	62,650	62,650
Accumulated deficit	(516,027)	(313,388)
Total stockholders’ deficit	(434,377)	(231,738)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,507	$89,138

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC. STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Revenue	$396,474	$197,823
Cost of goods sold	391,272	140,733
Gross Margin	5,202	57,090

Operating Expenses:
Research and development	8,482	53,020
Advertising and promotion	28,556	21,593
Professional fees	117,840	128,467
General and administrative	48,185	39,553
Total operating expenses	203,063	242,633

Loss from operations	(197,861)	(185,543)

Other Expense:
Interest expense	(4,778)	(4,557)
Total other expense	(4,778)	(4,557)

Net Loss	$(202,639)	$(190,100)

Loss per Share, Basic & Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding, Basic & Diluted	18,000,000	53,154,696

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC. STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	-	$-	60,000,000	$60,000	$21,650	$(123,288)	$(41,638)

Stock exchange	1,000,000	1,000	(42,000,000)	(42,000)	41,000	-	-

Net loss for the year ended December 31, 2016	-	-	-	-	-	(190,100)	(190,100)

Balance at December 31, 2016	1,000,000	$1,000	18,000,000	$18,000	$62,650	$(313,388)	$(231,738)

Net loss for the year ended December 31, 2017	-	-	-	-	-	(202,639)	(202,639)

Balance at December 31, 2017	1,000,000	$1,000	18,000,000	$18,000	$62,650	$(516,027)	$(434,377)

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC. STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss	$(202,639)	$(190,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts receivable	413	(413)
Prepaids & other assets	30,117	(30,117)
Inventory	41,427	38,343
Accounts payable	52,150	(272)
Accrued interest, related party	4,778	4,557
Net Cash Used in Operating Activities	(73,754)	(178,002)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	227,807	351,716
Repayment of related party loans	(154,807)	(172,911)
Net Cash Provided by Financing Activities	73,000	178,805
Net Increase (Decrease) in Cash	(754)	803
Cash at Beginning of Year	865	62
Cash at End of Year	$111	$865

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Note payable issued for inventory	$-	$120,006

The accompanying notes are an integral part of these financial statements.

SECTOR 5, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2017 and 2016.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2017 and 2016, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Revenue and cost recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. During the year ended December 31, 2017 one customer accounted for 78% of sales. During the year ended December 31, 2016 two customers accounted for 42.4% of sales. One vendor accounted for 68.8% and 36.9% of the Company’s purchases in 2017 and 2016, respectively.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. For the years ended December 31, 2017 and 2016 advertising costs were $28,556 and $21,593, respectively.

Research and Development

The Company expenses research and development costs when incurred. Research and development costs include software engineering and testing of product and outputs. Research and development expense was $8,482 and $53,020 for the years ended December 31, 2017 and 2016 respectively.

Recently issued accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is in the process of assessing the impact, if any, on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $516,027 at December 31, 2017, had a net loss of $202,639, and used net cash of $73,754 in operating activities for the year ended December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORY

As of December 31, 2017, and 2016, the Company has $5,396 and $57,743, respectively of finished goods inventory. Inventory consists of Chromebooks and charging carts. Inventory is carried at the lower of cost or market.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $34,840 for $17,160 of inventory that was returned to the lender and $7,260 that was determined to be obsolete. As of December 31, 2016, there was $96,086 and $4,557 of principal and interest, respectively, due on this note. As of December 31, 2017, there is $85,166 and $9,335 of principal and interest, respectively, due on this note. This note is currently past due.

Since the change in control, the Company’s CEO and Chairman has loaned funds to the Company in support of its operations by providing payments to the Company’s vendors and advances for operations. These amounts are considered due on demand and are non-interest bearing. As of December 31, 2017, and 2016, the balance due for these advances is $211,175 and $185,011, respectively.

Since the change in control, Kirkland Holdings, Inc., a company with common management, has advanced funds to the Company for operations. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2017, and 2016, the balance due for these advances is $59,267 and $12,431, respectively.

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

NOTE 8 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used for 2017 due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2017	2016
Deferred Tax Assets:
NOL Carryover	$82,200	$38,400
Related party accrual	-	50,100
Less valuation allowance	(82,200)	(88,500)
Net deferred tax assets	$-	$-

At December 31, 2017, the Company had net operating loss carry forwards of approximately $211,000 that may be offset against future taxable income from the year 2018 to 2036. The valuation allowance decreased approximately $6,300 from 2016 to 2017. No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that there are no additional material subsequent events that require disclosure in these financial statements other then the following.

Pursuant to the terms of the employment agreement with Erick Kuvshinikov, CEO, effective February 13, 2018, the Company granted Mr. Kuvshinikov 1,000,000 shares of common stock, 50% of the which vested as of February 15, 2018. The other 50% will vest sixty days after the effective date of the employment agreement.

Subsequent to December 31, 2017, the Company received a purchase order for 10,000 Chromebooks for expected revenue of $1,345,000.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2017, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2017, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•	timely and accurate reconciliation of accounts

•	lack of segregation of duties

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017.

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the directors and executive officers of the Company for the fiscal year ended December 31, 2017. Except as set forth below, there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. All of the directors serve for a term of one year until their successors are elected at the Company’s Annual Shareholders’ Meeting and qualified, subject to removal by the Company’s shareholders. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Erick Kuvshinikov (3)	39	Chief Executive Officer and Chief Financial Officer
Roger B. McKeague (1)	52	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Peter Mortensen (2)	52	Chief Executive Officer, President, and Chief Financial Officer

____________

(1) Mr. Roger McKeague has since resigned from his position as the Chief Executive Officer, Chief Financial Officer Secretary and Treasurer of the Company, effective as of April 13, 2017.

(2) Appointed April 13, 2017, resigned February 13, 2018

(3) Appointed February 13, 2018

Erick Kuvshinikov – Chief Executive Officer

Erick Kuvshinikov has 22 years’ experience working directly with clients from diverse backgrounds in retail, wholesale, business to business, investors, technical associates, & formulating strategic proposals for each. Leadership in supporting executives, sales personnel, & managers to improve internal operations for small businesses. Easily instills trust, confidence in clients & business professionals stressed by work environments or life events; optimizing internal operations & producing financial returns. Erick has a degree in Computer Science & Business (Bachelor of Science) from Pepperdine University and is currently 39 years of age. He began his career as a senior marketing director for a Southern California Furniture Company called Kushwood Mfg. He helped develop brand awareness, product development, and advanced international trade deals between China and furniture heads. He was known in the industry for helping further the trade by being a guru in commercial photography and marketing with a graphic design background. Because of his computer science background and business knowhow he carried his knowledge into the technical field while assisting local Southern California IT companies with web design and capability. During his time supporting companies in the IT field he went to school and received not only his license as a Real Estate Sales Associate, but also his license as a Real Estate Broker and worked for a local Real Estate Brokerage by the name of Realty Works Temecula. In so doing, he became extremely knowledgeable in negotiations with investors and high-priced sales.

Peter Mortensen – President

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2017 and 2016 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

	Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger McKeague, (1)	2017	-	-	-	-	-	-	-	-
Former CEO, President and Director	2016	38,500	-	-	-	-	-	-	38,500

Peter Mortensen (2)	2017	51,655	-	-	-	-	-	-	51,655
Former CEO, President	2016	16,000	-	-	-	-	-	-	16,000

___________

(1) Resigned April 13, 2017

(2) Resigned February 13, 2018

Employment Agreements

There are no executive employment agreements.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2017.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Roger McKeague	$-	$-	$-	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of January 3, 2018, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of April 5, 2018, there were 18,500,000 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Class of Securities	Shares Beneficially Owned	Percentage Owned (2)
Kirkland Holding Co, LLC	Common Stock	3,000,000	16.2%
Peter Mortensen	-	-	-
Roger McKeague	-	-	-
Erick Kuvshinikov	-	-	-
All Directors and Officers as a Group (4 persons)		3,000,000	16.2%

(1)	The address of our executive officer, director and beneficial owner is c/o Sector 5, Inc., 2000 Duke Street, Suite 110, Alexandria, VA 22314.

(2)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(3)	Mr. McKeague’s interest is held through Kirkland Holding Co., a company he controls.

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

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $34,840 for $17,160 of inventory that was returned to the lender and $7,260 that was determined to be obsolete. As of December 31, 2017, there is $85,166 and $9,335 of principal and interest, respectively, due on this note. This note is currently past due.

Since the change in control, the Company’s CEO and Chairman has loaned funds to the Company in support of its operations by providing payments to the Company’s vendors and advances for operations. These amounts are considered due on demand and are non-interest bearing. As of December 31, 2017 and 2016, the balance due for these advances is $211,175 and $185,011, respectively.

Since the change in control, Kirkland Holdings, Inc., a company with common management, has advanced funds to the Company for operations. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2017 and 2016, the balance due for these advances is $59,267 and $12,431, respectively.

We are provided office space free of charge by our officer and director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by our independent auditors for the years shown.

	December 31, 2017	December 31, 2016
Audit Fees	$10,500	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,500	$10,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a) Financial Statements:

(b) Exhibits:

Exhibit No.	Description
31.1

Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2017

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sector 5, Inc.
(Registrant)

Date: April 11, 2018	By:	/s/ Erick Kuvshinikov
Erick Kuvshinikov
Chief Executive Officer and
President (Principal Executive, Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Erick Kuvshinikov	Chief Executive Officer,	April 11, 2018
Erick Kuvshinikov	President (Principal Executive, Financial and Accounting Officer)

