Form 10-Q
period 2018-03-31
Sector 5, Inc.
filed 2018-05-08
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 3, 2018
Common Stock, par value $.001 per share	19,000,000 shares

SECTOR 5, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC. CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash	$35	$111
Accounts receivable	-	-
Inventory	7,021	5,396
Prepaid expenses	-	-
Total Current Assets	7,056	5,507
Total Assets	$7,056	$5,507
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$97,406	$74,941
Accounts payable, related party	15,000	-
Accrued interest, related party	10,385	9,335
Loans payable, related party	362,833	355,608
Total Current Liabilities	485,624	439,884
Total Liabilities	485,624	439,884

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 245,000,000 shares authorized; 18,500,000 and 18,000,000 shares issued and outstanding, respectively	18,500	18,000
Additional paid-in capital	212,150	62,650
Accumulated deficit	(710,218)	(516,027)
Total stockholders' deficit	(478,568)	(434,377)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,056	$5,507

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended March 31,
	2018	2017
Revenue	$490	$89,484
Cost of goods sold	375	91,536
Gross Margin	115	(2,052)

Operating Expenses:
Research and development	-	8,447
Advertising and promotion	1,077	2,695
Officer compensation	150,000	-
Professional fees	22,800	39,252
Consulting, related party	15,000	-
General and administrative	4,379	21,898
Total operating expenses	193,256	72,292

Loss from operations	(193,141)	(74,344)

Other Expense:
Interest expense	(1,050)	(1,296)
Total other expense	(1,050)	(1,296)

Net loss before provision for income taxes	(194,191)	(75,640)
Provision for income taxes	-	-
Net Loss	$(194,191)	$(75,640)

Loss per Share, Basic & Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding, Basic & Diluted	18,061,644	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the Three Months Ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss	$(194,191)	$(75,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for officer compensation	150,000	-
Changes in Operating Assets and Liabilities:
Accounts receivable	-	413
Prepaids & other assets	-	29,075
Inventory	(1,625)	45,449
Accounts payable	22,465	7,416
Accounts payable, related party	15,000	-
Accrued interest, related party	1,050	1,296
Net Cash Provided by (Used in) Operating Activities	(7,301)	8,009

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	7,225	134,382
Repayment of related party loans	-	(141,402)
Net Cash Provided by (Used by) Financing Activities	7,225	(7,020)
Net Increase (Decrease) in Cash	(76)	989
Cash at Beginning of Period	111	865
Cash at End of Period	$35	$1,854
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $710,218 at March 31, 2018 and had a net loss of $194,191 for the three months ended March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 - COMMITMENTS

On March 29, 2018, the Company received a purchase order for 10,000 Chromebooks for expected revenue of $1,345,000. As of March 31, 2018, no shipments have yet been made as the Company was still in the process of fulfilling the order.

NOTE 5 – INVENTORY

As of March 31, 2018, and December 31, 2017, the Company has $7,021 and $5,396, respectively of finished goods inventory. Inventory consists of Chromebooks and charging carts. Inventory is carried at the lower of cost or market.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $34,840 for $17,160 of inventory that was returned to the lender and $7,260 that was determined to be obsolete. As of December 31, 2017, there was $85,166 and $9,335 of principal and interest, respectively, due on this note. As of March 31, 2018, there is $85,166 and $10,385 of principal and interest, respectively, due on this note. This note is currently past due.

Since the change in control, the Company’s CEO and Chairman has loaned funds to the Company in support of its operations by providing payments to the Company’s vendors and advances for operations. These amounts are considered due on demand and are non-interest bearing. As of March 31, 2018 and December 31, 2017, the balance due for these advances is $212,750 and $211,175, respectively.

Since the change in control, Kirkland Holdings, Inc., a company with common management, has advanced funds to the Company for operations. The advances are unsecured, non-interest bearing and due on demand. As of March 31, 2018 and December 31, 2017, the balance due for these advances is $64,917 and $59,267, respectively.

Per the terms of a consulting agreement, dated January 4, 2018, with Sector Five, Inc., a privately held Delaware corporation the company will pay $5,000 a month for services to be rendered. As of March 31, 2018, there is $15,000 outstanding per the agreement.

Pursuant to the terms of the employment agreement with Erick Kuvshinikov, CEO, effective February 13, 2018, the Company granted Mr. Kuvshinikov 1,000,000 shares of common stock, 50% of the which vested as of February 15, 2018. The other 50% will vest sixty days after the effective date of the employment agreement. In addition, Mr. Kuvshinikov will also receive a salary of $2,500 a month for six months.

NOTE 7 – PREFERRED STOCK

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

NOTE 8 – COMMON STOCK

Pursuant to the terms of the employment agreement with Erick Kuvshinikov, CEO, effective February 13, 2018, the Company granted Mr. Kuvshinikov 1,000,000 shares of common stock, 50% of the which vested as of February 15, 2018. The 500,000 shares of common stock were valued at $0.30, the closing stock price on the date of grant, for total non-cash expense of $150,000.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued, and has determined that there are no additional material subsequent events exist other than the following.

On April 16, 2018 the Board approved the issuance of 500,000 shares of common stock to the CEO for services rendered. The shares were valued at $0.30, the closing stock price on the date of issue, for total non-cash expense of $150,000.

On April 16, 2018, the Company executed a convertible promissory note with Auctus Fund, LLC for $350,000. The note bears interest at 10% per annum and matures on January 16, 2019. The holder has the right at any time to convert any portion of the note and/or interest into shares of common stock at a 40% discount to the average of the two lowest trades during the previous twenty-five days of conversion, provided that the conversion price is not less than $0.17 prior to the 180th day after issue. The Company received $322,250 net of OID and applicable fees.

On April 16, 2018, in connection with and pursuant to the terms of the convertible promissory note dated April 16, 2018, with Auctus Fund, LLC, the Company issued warrants to Auctus Fund to purchase up to 350,000 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years.

On April 19, 2018, the Company repaid $100,000 towards its related party loans.

On April 27, 2018, the Company was approved by Google to make Google’s newest Chromebook and distribute it in the business to business (B2B) enterprise market segment within the United States. This marks the third acceptance by Google of Sector 5’s participation in the Chromebook program under Sector 5’s Google Chrome OS Brand Features and Support Agreement originally entered into with Google in January 2015.

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

Our third phase includes plans to launch the following products, integrating our intellectual property, through various technologies:

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

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues. Sales revenue for the three months ended March 31, 2018 were $490 as compared to $89,484 for the three months ended March 31, 2017, a decrease of $88,994 or 99.5%. The decrease in sales for the three months ended March 31, 2018 is due to a temporary slowdown in sales and promotion while we implement our new business model.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2018 were $375 as compared to $91,536 for the three months ended March 31, 2017. The decrease in cost of goods sold is in line with the decrease in sales.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2018 were $0 as compared to $8,447 for the three months ended March 31, 2017. The decrease is due to an attempt to cut costs while in the process of implementing our new business model.

Advertising and Promotion. Advertising and promotion expenses for the three months ended March 31, 2018 was $1,077 and $2,695 for the three months ended March 31, 2017, respectively.

Professional Fees. Professional fees for the three months ended March 31, 2018 were $22,800 as compared to $39,252 for the three months ended March 31, 2017. Professional fees consist of accounting, audit, legal and consulting expense. The decrease in the current period is due to a decrease in consulting expense.

Consulting – Related Party. During the three months ended March 31, 2018 we incurred $15,000 of consulting expense with a related party per the terms of an agreement with Sector Five, Inc., a privately held Delaware corporation, dated January 4, 2018. There was no related party consulting expense in the prior period.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2018 were $4,379 as compared to $21,898 for the three months ended March 31, 2017. The decrease in general and administrative expenses is due to an attempt to cut costs while in the process of implementing our new business model.

Interest expense. Interest expense for the three months ended March 31, 2018 was $1,050 as compared to $1,296 for the three months ended March 31, 2017. The decrease in interest expense is the result of the lower balance on the promissory note with Sector Five, Inc., (a privately held Delaware corporation), issued for the purchase of inventory in 2016.

Net Loss. Net loss for the three months ended March 31, 2018 was $194,191 compared to $75,640 for the three months ended March 31, 2017. Net loss increased in the current period due to the $150,000 non-cash expense incurred for the issuance of common stock for officer compensation.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2018	As of December 31, 2017

Cash	$35	$111
Working Capital	$(478,568)	$(434,377)
Current Liabilities	$(485,624)	$(439,884)

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

Net Cash Used in Operating Activities

We used $7,301 of cash in operating activities for the three months ended March 31, 2018, compared to $8,009 provided by operating activities for the three months ended March 31, 2017.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended March 31, 2018 and 2017 was $0 and $0, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 was $7,225. Cash flow from financing activities consists of related party loans and repayments of those loans. Net cash used by financing activities was $7,020 during the three months ended March 31, 2017.

Availability of Additional Funds

On April 16, 2018, the Company executed a convertible promissory note with Auctus Fund, LLC for $350,000. The note bears interest at 10% per annum and matures on January 16, 2019. The holder has the right at any time to convert any portion of the note and/or interest into shares of common stock at a 40% discount to the average of the two lowest trades during the previous twenty-five days of conversion, provided that the conversion price is not less than $0.17 prior to the 180th day after issue. The Company received $322,250 net of OID and applicable fees.

On April 16, 2018, in connection with and pursuant to the terms of the convertible promissory note dated April 16, 2018, with Auctus Fund, LLC, the Company issued warrants to Auctus Fund to purchase up to 350,000 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years.

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

Material Commitments

On March 29, 2018, the Company received a purchase order for 10,000 Chromebooks for expected revenue of $1,345,000. As of March 31, 2018, no shipments have yet been made as the Company was still in the process of fulfilling the order.

Recent Accounting Pronouncements

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2018. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 16, 2018, Sector 5, Inc. (the “Company”) completed a financing transaction with Auctus Fund, LLC (“Auctus”), pursuant to which the Company issued and sold to Auctus (i) a convertible promissory note in the principal amount of $350,000 and (ii) a warrant to purchase 350,000 shares of the Company’s common stock, under the terms of a securities purchase agreement between the parties. The Company filed a Form 8-K on April 20, 2018, disclosing the transaction.

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

DATE May 8, 2018

By:	/s/ Erick Kuvshinikov
Erick Kuvshinikov
Chief Executive Officer and President (Principal Accounting Officer and Authorized Officer)

