Form 10-Q
period 2018-06-30
Sector 5, Inc.
filed 2018-08-17
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 15, 2018
Common Stock, par value $.001 per share	19,000,000 shares

SECTOR 5, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC. CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash	$1,647	$111
Inventory	3,967	5,396
Prepaid expenses	13,056	-
Total Current Assets	18,670	5,507
Total Assets	$18,670	$5,507
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$76,285	$74,941
Accounts payable, related party	30,000	-
Accrued interest	7,292	-
Accrued interest, related party	11,447	9,335
Loans payable, related party	213,406	355,608
Convertible note, net of discount	95,455	-
Derivative liability	607,195	-
Total Current Liabilities	1,041,080	439,884

Total Liabilities	1,041,080	439,884

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 245,000,000 shares authorized; 19,000,000 and 18,000,000 shares issued and outstanding, respectively	19,000	18,000
Additional paid-in capital	442,338	62,650
Accumulated deficit	(1,484,748)	(516,027)
Total stockholders’ deficit	(1,022,410)	(434,377)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,670	$5,507

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$1,063,769	$275,594	$1,064,259	$365,078
Cost of goods sold	1,061,606	269,685	1,061,981	361,221
Gross Margin	2,163	5,909	2,278	3,857

Operating Expenses:
Advertising and promotion	5,063	-	6,140	2,695
Officer compensation (see Note 9)	162,500	-	312,500	-
Professional fees	51,412	47,618	74,212	86,870
Consulting, related party	15,000	-	30,000	-
General and administrative	73,276	6,332	77,655	36,677
Total operating expenses	307,251	53,950	500,507	126,242

Loss from operations	(305,088)	(48,041)	(498,229)	(122,385)

Other Income/ (Expense):
Change in fair value of derivative	82,728	-	82,728	-
Loss on issuance of convertible debt	(448,361)	-	(448,361)	-
Interest expense	(8,354)	(1,281)	(9,404)	(2,577)
Interest expense, debt discount	(95,455)	-	(95,455)	-
Total other expense	(469,442)	(1,281)	(470,492)	(2,577)

Net loss before provision for income taxes	(774,530)	(49,322)	(968,721)	(124,962)
Provision for income taxes	-	-	-	-
Net Loss	$(774,530)	$(49,322)	$(968,721)	$(124,962)

Loss per share, basic and diluted	$(0.04)	$(0.00)	$(0.05)	$(0.01)

Weighted average shares outstanding, basic and diluted	18,912,088	18,000,000	18,580,110	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(968,721)	$(124,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for officer compensation	300,000	-
Change in fair value of derivative	(82,728)	-
Loss on issuance of convertible debt	448,361	-
Debt discount	95,455	-
Changes in Operating Assets and Liabilities:
Accounts receivable	-	413
Prepaids & other assets	(13,056)	30,117
Inventory	1,429	45,698
Accounts payable	1,344	10,688
Accounts payable, related party	30,000	-
Accrued interest	7,292	-
Accrued interest, related party	2,112	2,577
Net Cash Used in Operating Activities	(178,512)	(35,469)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	18,249	185,974
Repayment of related party loans	(160,451)	(144,832)
Proceeds from convertible note	322,250	-
Net Cash Provided by Financing Activities	180,048	41,142
Net Increase in Cash	1,536	5,673
Cash at Beginning of Period	111	865
Cash at End of Period	$1,647	$6,538
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2018.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accrued expenses and notes payable approximate their fair value because of the short maturity of those instruments.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

June 30, 2018:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$607,195	$82,728

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period.

The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of June 30, 2018, the embedded conversion feature of $607,195 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative” on the statements of operations.

Revenue and cost recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,484,748 at June 30, 2018 and had a net loss of $968,721 for the six months ended June 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 - INVENTORY

As of June 30, 2018, and December 31, 2017, the Company has $3,967 and $5,396, respectively of finished goods inventory. Inventory consists of Chromebooks and charging carts. Inventory is carried at the lower of cost or market.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $34,840 for $17,160 of inventory that was returned to the lender and $7,260 that was determined to be obsolete. As of December 31, 2017, there was $85,166 and $9,335 of principal and interest, respectively, due on this note. As of June 30, 2018, there is $85,166 and $11,447 of principal and interest, respectively, due on this note. This note is currently past due.

Since the change in control, the Company’s Chairman has loaned funds to the Company in support of its operations by providing payments to the Company’s vendors and advances for operations. These amounts are considered due on demand and are non-interest bearing. As of June 30, 2018 and December 31, 2017, the balance due for these advances is $73,774 and $211,175, respectively.

Since the change in control, Kirkland Holdings, Inc., a company with common management, has advanced funds to the Company for operations. The advances are unsecured, non-interest bearing and due on demand. As of June 30, 2018 and December 31, 2017, the balance due for these advances is $54,467 and $59,267, respectively.

Per the terms of a consulting agreement, dated January 4, 2018, with Sector Five, Inc., a privately held Delaware corporation, the company will pay $5,000 a month for services to be rendered. As of June 30, 2018, there is $30,000 outstanding per the agreement.

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

The Company is currently in dispute with a former officer about unpaid compensation. The former officer is claiming that the Company owes him approximately $50,000 for commissions earned but never paid. The Company disputes this claim.

NOTE 7 - CONVERTIBLE NOTE

On April 16, 2018, the Company executed a convertible promissory note with Auctus Fund, LLC for $350,000. The note bears interest at 10% per annum and matures on January 16, 2019. The holder has the right at any time to convert any portion of the note and/or interest into shares of common stock at a 40% discount to the average of the two lowest trades during the previous twenty-five days of conversion, provided that the conversion price is not less than $0.17 prior to the 180th day after issue. The Company received $322,250 net of OID and applicable fees. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $689,923 based on the Black Scholes Merton pricing model, a loss on issuance of $448,361 and a corresponding debt discount of $241,562 to be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2018, the Company fair valued the derivative at $607,195 resulting in a gain on the change in the fair value of $82,728. In addition, $95,455 of the debt discount has been amortized to interest expense.

NOTE 8 - PREFERRED STOCK

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

NOTE 9 - COMMON STOCK

Pursuant to the terms of the employment agreement with Erick Kuvshinikov, CEO, effective February 13, 2018, the Company granted Mr. Kuvshinikov 1,000,000 shares of common stock. The 1,000,000 shares of common stock were valued at $0.30, the closing stock price on the date of grant, for total non-cash expense of $300,000.

NOTE 10 - STOCK WARRANTS

On April 16, 2018, in connection with and pursuant to the terms of the convertible promissory note dated April 16, 2018, with Auctus Fund, LLC, the Company issued warrants to Auctus Fund to purchase up to 350,000 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $80,688 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.50, 2.69% risk free rate, 298.24% volatility and expected life of the warrants of 5 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2017	-	$-	$-

Issued	350,000	$0.50	$0.25
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2018	350,000	$0.50	$0.25

Exercisable, June 30, 2018	350,000	$0.50	$0.25

Range of Exercise Prices	Number Outstanding 6/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50	350,000	4.77 years	$0.25

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that there are no additional material subsequent events existed.

On July 31, 2018, the Company executed a convertible promissory note with Auctus Fund, LLC for up to $1,500,000. Total consideration for Note is up to $1,392,500 ($1.5mil less $107,500 OID). The note bears interest at 10% per annum and matures twelve months from the effective date of each tranche. The holder has the right at any time to convert any portion of the note and/or interest into shares of common stock at the lesser of 1) the lowest trade in the twenty-five days prior to conversion, or 2) 40% discount to the average of the two lowest trades during the previous twenty-five days of conversion. The first tranche of $420,000, net of $38,000 of OID and fees was received on August 7, 2018.

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

Plan of Operation

Sector 5 Inc. sells Sector 5 branded electronic products targeting the educational and consumer electronics markets. Based on our partnership with Google for work and education. Sector 5’s core business is developing, manufacturing, and selling Chrome and Android OS products and related devices.

Sector 5 is now launching its 3rd Sector 5 E3 Chromebook. Sector 5 entered into a new manufacturing “Supply Agreement” with authorized Google and Intel ODM in China. Sector 5 and its manufacturing partners, “best in class” suppliers, and tier-1 designers are working together to combine American ingenuity and China’s manufacturing strengths to create products with the latest technology, innovative features (rugged designs, spill/drop resistant, portable) and best pricing, exceeding market expectations. Sector 5 has recently developed a wireless charging cart solution for laptops, tablets, Chromebooks, iPads and other mobile devices. Sector 5 has submitted this technology to the FCC for its approval. Sector 5’s distribution strategy centers on our competitive advantages in the B2B, retail, e-commerce, K-12 and Higher Education markets. Building and maintaining good distribution relationships will be an essential element of our success. In our product planning efforts, we solicit input from our sales channels for opportunities as well as providing them updates on innovations we are developing. The latter will become increasingly important as we grow our unique portfolio of products.

Sector 5’s foundation of success and promise to the world is defined by a pursuit of simplicity and a commitment to innovation. Quality, reliability and excellent customer support is an integral component of that commitment.

Products

The Company has been focusing on the education market utilizing Chrome and Android Operating Systems utilizing a Google approval Chromebook. Currently the Company is obtaining its FCC and CE certifications of a 15-watt wireless charging solution for its electronics and is in the process of obtain the proper qualification and testing to commercialize this new product. With this new technology, the Company intendeds toto broadly target general consumer retail channels and possibly other B2B opportunities (e.g. hospitals). The Company is also in the process of filing patents around the charging carts solution and other technologies it’s currently working on. In this phase we will need to carefully and continuously balance growth in width (number of sales channels and product sku’s) versus depth (quality of service and support).

Sector 5 has also sold and delivered 20,000 low end smartphones using the Chrome OS. Sector 5 is focused on delivering Android OS type devices along with accessories for those devices.

Sector 5 is also bringing in various curved monitors for business, gamers and education uses.

We are currently negotiating contracts with established sales and marketing individuals and companies who can get Sector 5 branded products placed in the major retail channels.

During the 3rd and 4th Quarters of this this year, we plan to launch a number of products aimed at the educational market:

•	Chromebooks optimized for education 11.6” and 13” with 4GLTE Modem (Protypes for all necessary Government and Google and various Companies certifications)
•	Charging carts wirelessly with a 15-watt solution for bulk charging and storage of Chromebooks (various models) The company will be seeking approval from Google and other PC/iPad/MacBook providers.
•	Electronic interactive touch screen whiteboard utilizing the Chrome OS (1 model)
•	Large interactive touch screens utilizing the Chrome OS (2 models)

Our third phase includes plans to launch the following products, integrating our intellectual property, through various technologies:

•	Chromebox with camera (our own patented design) (This devise depends on proper funding)
•	Obtaining all the necessary Governmental and Google and related Companies approvals for the 4GLTE Modem for Sector 5 E3 Chromebook or a similar devise.

We plan to continuously explore business opportunities, possibly expanding these product categories. Using the strength of our current partners manufacturing capabilities, Sector 5 has identified new product categories in which our key suppliers will assist in the development of new products accommodating our ideas and requirements. Our unique relationships with the leading electronics suppliers in Shenzhen and throughout China and Taiwan that will enable us to gain advantages of not only low cost manufacturing but also achieving the best of the Open Innovation partnership making it possible for us to realize first-in-market, unique and affordable products. Shenzhen (called High Tech Zone) is a hub of Chinese innovation where many of the major Chinese electronics firms are located. Shenzhen is rapidly becoming the Chinese version of Silicon Valley. Late in our third phase we plan to create our first Android 5 portfolio of Smart TV solutions:

•	Sector 5 plans to also take advantage of US manufacturing capabilities for its wireless charging solutions
•	Creating various sales channels in modifying existing charging carts of its 15-watt charging solution
•	Smart TV box (possibly similar hardware as Chromebox).
•	Interactive POS Large Screen Android and Chrome OS devises.
•	Android tablets for education

Who We Sell To

Initially we have been focused on selling Chromebooks on Amazon and directly to schools, districts and other education markets.

Sector 5 is establishing relationships with major distributors in the United States to assist in selling its Chromebooks. Those relationships also will assist financing on large orders. While our internal sales staff ramps up, we intend to broadly target general consumer retail channels and possibly other B2B opportunities (e.g. hospitals). In this phase, we will need to carefully and continuously balance growth in width (# of sales channels and product SKUs) versus depth (quality of service and support).

Currently, we are entering into contracts with established sales and marketing companies and individuals who can get Sector 5 branded products placed in the major retail channels. We will continuously explore business opportunities, possibly expanding these product categories. We need cash for working capital and expansion. Using the strength of our current partners manufacturing capabilities, Sector 5 has identified new product categories in which our key suppliers will assist in the development of new products accommodating our ideas and requirements. Our unique relationships with the leading electronics suppliers in China will enable us to gain advantages of not only low cost manufacturing but also achieving the best of the Open Innovation partnership making it possible for us to realize first-in-market, unique and affordable products. Our Chinese office is located in Shenzhen (called High Tech Zone) and it is the sweet spot of Chinese innovation. Sector 5 is in the process of obtaining permission from Google to add a 4GLTE Modem in its Chromebooks.

Quite simply, our initial goal is to provide Chromebooks and Internet Access for Every Student

We have brought in grant writers to help the schools to obtain resources.

Educating America’s Children utilizing the power of Google and the Chromebook proven technology. Delivering the latest generation of technology creating a new market expectation together with unique value added differentiation and introducing the latest Chromebook defined by Speed, Security and Simplicity at the best possible price.

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues. Sales revenue for the three months ended June 30, 2018 were $1,063,769 as compared to $275,594 for the three months ended June 30, 2017, an increase of $788,175 or 286%. The increase in sales for the three months ended June 30, 2018 is due to a large sale to one of our major customers.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2018 were $1,061,606 as compared to $269,685 for the three months ended June 30, 2017. The increase in cost of goods sold is in line with the sale mentioned above.

Advertising and Promotion. Advertising and promotion expenses for the three months ended June 30, 2018 was $5,063 and $0 for the three months ended June 30, 2017, respectively.

Officer Compensation. Officer compensation expense for the three months ended June 30, 2018 was $162,500 as compared to $0 for the three months June 30, 2017. During the three months ended June 30, 2018, the company issued 500,000 shares of common stock for total non-cash expense of $150,000. There was no such expense in the prior period.

Professional Fees. Professional fees for the three months ended June 30, 2018 were $51,412 as compared to $47,618 for the three months ended June 30, 2017. Professional fees consist of accounting, audit, legal and consulting expense. The increase in the current period is due to an increase in audit, legal and consulting expense.

Consulting – Related Party. During the three months ended June 30, 2018 we incurred $15,000 of consulting expense with a related party per the terms of an agreement with Sector Five, Inc., a privately held Delaware corporation, dated January 4, 2018. There was no related party consulting expense in the prior period.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2018 were $73,276 as compared to $6,332 for the three months ended June 30, 2017. The increase in general and administrative expenses is due to the process of implementing our new business model.

Other expense. Interest expense for the three months ended June 30, 2018 was $8,354 as compared to $1,281 for the three months ended June 30, 2017. For the current period we also incurred a loss on the issuance of a convertible note of $448,361, debt discount amortization of $95,455 and a gain in change of the fair value of a derivative of $82,728.

Net Loss. Net loss for the three months ended June 30, 2018 was $774,530 compared to $49,322 for the three months ended June 30, 2017. Net loss increased in the current period due to the $150,000 non-cash expense incurred for the issuance of common stock for officer compensation and total other expense of $469,442.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues. Sales revenue for the six months ended June 30, 2018 were $1,064,259 as compared to $365,078 for the six months ended June 30, 2017. The increase in sales for 2018 is the result of the Company’s change in business model to sell branded electronic products. In addition, we had a large sale of to one of our major customers.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2018 were $1,061,981 as compared to $361,221 for the six months ended June 30, 2017. The increase in cost of goods sold is the result of the Company’s sales revenue during the six months ended June 30, 2017.

Advertising and Promotion. Advertising and promotion expenses for the six months ended June 30, 2018 were $6,140 as compared to $2,695 for the six months ended June 30, 2017. We have been attempting to keep certain costs low while in the process of implementing our new business model.

Officer Compensation. Officer compensation expense for the six months ended June 30, 2018 was $312,500 as compared to $0 for the six months June 30, 2017. During the six months ended June 30, 2018, the company issued 1,000,000 shares of common stock for total non-cash expense of $300,000. There was no such expense in the prior period.

Professional Fees. Professional fees for the six months ended June 30, 2018 were $74,212 as compared to $86,870 for the six months ended June 30, 2017. The decrease in professional fees is due to decreased consulting expense for the six months.

Consulting – Related Party. During the six months ended June 30, 2018 we incurred $30,000 of consulting expense with a related party per the terms of an agreement with Sector Five, Inc., a privately held Delaware corporation, dated January 4, 2018. There was no related party consulting expense in the prior period.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2018 were $77,655 as compared to $36,677 for the six months ended June 30, 2017. The increase in selling, general and administrative expenses is due to the implementation of a new plan of operations to sell branded electronic products.

Other expense. Interest expense for the six months ended June 30, 2018 was $9,404 as compared to $2,577 for the six months ended June 30, 2017. For the current period we also incurred a loss on the issuance of a convertible note of $448,361, debt discount amortization of $95,455 and a gain in change of the fair value of a derivative of $82,728.

Net Loss. Net loss for the six months ended June 30, 2018 was $968,721 compared to $124,962 for the six months ended June 30, 2017. Net loss increased in the current period due to the $300,000 non-cash expense incurred for the issuance of common stock for officer compensation as well as the loss on issuance of convertible debt of $448,361.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2018	As of December 31, 2017

Cash	$1,647	$111
Working Capital	$(1,022,410)	$(434,377)
Current Liabilities	$(1,041,080)	$(439,884)

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

Net Cash Used in Operating Activities

We used $178,512 of cash in operating activities for the six months ended June 30, 2018, compared to $35,469 for the six months ended June 30, 2017.

Net Cash Used in Investing Activities

The cash used in investing activities during the six months ended June 30, 2018 and 2017 was $0 and $0, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 was $180,048. Cash flow from financing activities consists of related party loans and repayments of those loans, as well as convertible notes. Net cash provided by financing activities was $41,142 during the six months ended June 30, 2017.

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

On July 31, 2018, the Company executed a convertible promissory note with Auctus Fund, LLC for up to $1,500,000. Total consideration for Note is up to $1,392,500 ($1.5mil less $107,500 OID). The note bears interest at 10% per annum and matures twelve months from the effective date of each tranche. The holder has the right at any time to convert any portion of the note and/or interest into shares of common stock at the lesser of 1) the lowest trade in the twenty-five days prior to conversion, or 2) 40% discount to the average of the two lowest trades during the previous twenty-five days of conversion. The first tranche of $420,000, net of $38,000 of OID and fees was received on August 7, 2018.

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

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

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

Material Commitments

On March 29, 2018, the Company received a purchase order for 10,000 Chromebooks for expected revenue of $1,345,000. As of June 30, 2018, 1,000 units have been shipped. The Company is still in the process of fulfilling the order; however, it may encounter difficulty fulfilling the entire order due to the unavailability of certain components.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2018. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Date: August 17, 2018

By:	/s/ Erick Kuvshinikov
Erick Kuvshinikov
Chief Executive Officer and President
(Principal Accounting Officer and Authorized Officer)

