Form 10-Q
period 2018-09-30
Sector 5, Inc.
filed 2018-11-19
CIK 1550737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Satellite Office:

31938 Temecula Parkway, Suite A323

Temecula CA 92592

(517) 348-1005

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 16, 2018
Common Stock, par value $.001 per share	20,475,000 shares

SECTOR 5, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SECTOR 5, INC. CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash	$666	$111
Accounts receivable	119,961	-
Inventory	2,807	5,396
Prepaid expenses	383,931	-
Total Current Assets	507,365	5,507
Total Assets	$507,365	$5,507
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$72,440	$74,941
Accounts payable, related party	5,000	-
Accrued interest	24,709	-
Accrued interest, related party	12,520	9,335
Loans payable, related party	175,584	355,608
Convertible note, net of discount of $553,892	296,108	-
Derivative liability	2,096,316	-
Total Current Liabilities	2,682,677	439,884

Total Liabilities	2,682,677	439,884

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 245,000,000 shares authorized; 19,400,000 and 18,000,000 shares issued and outstanding, respectively	19,400	18,000
Additional paid-in capital	713,159	62,650
Accumulated deficit	(2,908,871)	(516,027)
Total stockholders’ deficit	(2,175,312)	(434,377)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$507,365	$5,507

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$5,884,941	$31,396	$6,949,200	$396,474
Cost of goods sold	5,799,265	26,211	6,861,246	387,432
Gross Margin	85,676	5,185	87,954	9,042

Operating Expenses:
Advertising and promotion	11,362	2,824	17,502	5,519
Officer compensation (see Note 9 and 6)	7,500	-	320,000	-
Professional fees	13,770	28,720	87,982	115,590
Consulting, related party	15,000	-	45,000	-
General and administrative	58,570	11,995	136,225	48,672
Total operating expenses	106,202	43,539	606,709	169,781

Loss from operations	(20,526)	(38,354)	(518,755)	(160,739)

Other Income/ (Expense):
Change in fair value of derivative	(1,177,658)	-	(1,094,930)	-
Loss on issuance of convertible debt	(6,682)	-	(455,043)	-
Interest expense	(18,604)	(854)	(28,008)	(3,431)
Interest expense, debt discount	(200,653)	-	(296,108)	-
Total other expense	(1,403,597)	(854)	(1,874,089)	(3,431)

Net loss before provision for income taxes	(1,424,123)	(39,208)	(2,392,844)	(164,170)
Provision for income taxes	-	-	-	-
Net Loss	$(1,424,123)	$(39,208)	$(2,392,844)	$(164,170)

Loss per share, basic and diluted	$(0.07)	$(0.00)	$(0.13)	$(0.01)

Weighted average shares outstanding, basic and diluted	19,013,044	18,000,000	18,726,009	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,392,844)		$(164,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for officer compensation	300,000		-
Change in fair value of derivative	1,094,930		-
Loss on issuance of convertible debt	455,043		-
Debt discount	296,108		-
Changes in Operating Assets and Liabilities:
Accounts receivable	(119,961)		413
Prepaids & other assets	(227,930)		30,117
Inventory	2,589		45,126
Accounts payable	(2,500)		18,569
Accounts payable, related party	5,000		-
Accrued interest	24,709		-
Accrued interest, related party	3,185		3,431
Net Cash Used in Operating Activities	(561,671)		(66,514)

CASH FLOWS FROM INVESTING ACTIVITIES:	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	31,626		220,281
Repayment of related party loans	(211,650)		(154,632)
Proceeds from convertible note	742,250		-
Net Cash Provided by Financing Activities	562,226		65,649
Net Increase (Decrease) in Cash	555		(865)
Cash at Beginning of Period	111		865
Cash at End of Period	$666		$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-
Supplemental disclosure of non-cash activities:
Common stock issued for prepaid financing fees	$156,000		$-
Warrants issued	$195,909	$

The accompanying notes are an integral part of these unaudited condensed financial statements.

SECTOR 5, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2018.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

September 30, 2018:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$2,096,316	$(1,094,930)

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

The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of September 30, 2018, the embedded conversion feature of $2,096,316 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative” on the statements of operations.

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

For the three and nine months ended September 30, 2018, the Company recognized $5,834,640 and $6,762,000, respectively, of revenue from one customer to which it sells its low-end smartphones using the Chrome OS.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. Any allowance for uncollectible amounts is evaluated quarterly. No allowance was deemed necessary as of September 30, 2018.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,908,871 at September 30, 2018 and had a net loss of $2,392,844 for the nine months ended September 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 - COMMITMENTS

The Sector 5 E3 Chromebook will arrive next week. The Company had all Google approvals on the Chromebook from packaging and design. The Company was approved by Google to make Google’s newest Chromebook and distribute it in the business to business (B2B) enterprise market segment within the United States. This marks the third acceptance by Google of Sector 5’s participation in the Chromebook program under Sector 5’s Google Chrome OS Brand Features and Support Agreement originally entered into with Google in January 2015.

NOTE 5 – INVENTORY

As of September 30, 2018, and December 31, 2017, the Company has $2,807 and $5,396, respectively of finished goods inventory. Inventory consists of Chromebooks and charging carts. Inventory is carried at the lower of cost or market using the FIFO method of inventory valuation.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 22, 2016, Company executed a promissory note with Sector Five, Inc., a privately held Delaware corporation, for the purchase of inventory in the amount of $120,006. The note is due in one year and bears interest at 5%. The balance of the note was subsequently reduced by $34,840 for $17,160 of inventory that was returned to the lender and $7,260 that was determined to be obsolete. As of December 31, 2017, there was $85,166 and $9,335 of principal and interest, respectively, due on this note. As of September 30, 2018, there is $85,166 and $12,520 of principal and interest, respectively, due on this note. This note is currently past due.

Since the change in control, the Company’s Chairman has loaned funds to the Company in support of its operations by providing payments to the Company’s vendors and advances for operations. These amounts are considered due on demand and are non-interest bearing. As of September 30, 2018 and December 31, 2017, the balance due for these advances is $76,070 and $211,175, respectively.

Since the change in control, Kirkland Holdings, Inc., a company with common management, has advanced funds to the Company for operations. The advances are unsecured, non-interest bearing and due on demand. As of September 30, 2018 and December 31, 2017, the balance due for these advances is $14,348 and $59,267, respectively.

Per the terms of a consulting agreement, dated January 4, 2018, with Sector Five, Inc., a privately held Delaware corporation, the company will pay $5,000 a month for services to be rendered. As of September 30, 2018, the Company has paid $40,000 to Sector Five, Inc and there is $5,000 outstanding per the agreement.

Pursuant to the terms of the employment agreement with Erick Kuvshinikov, CEO, effective February 13, 2018, the Company granted Mr. Kuvshinikov 1,000,000 shares of common stock, all of which were fully vested as of September 30, 2018. The shares were valued at the closing stock price on the day they vested of $.30 for total non-cash expense of $300,000. In addition, Mr. Kuvshinikov will also receive a salary of $2,500 a month for six months. Mr. Kuvshinikov’s agreement was extended for another year.

The Company is currently in dispute with a former officer about unpaid compensation. The former officer is claiming that the Company owes him approximately $50,000 for commissions earned but never paid. The Company disputes this claim and believes there is less than a 50% chance of ever having to pay this claim.

NOTE 7 – CONVERTIBLE NOTE

On April 16, 2018, the Company executed a convertible promissory note with Auctus Fund, LLC (“Auctus”) for $350,000. The note bears interest at 10% per annum and matures on January 16, 2019. The holder has the right at any time to convert any portion of the note and/or interest into shares of common stock at a 40% discount to the average of the two lowest trades during the previous twenty-five days of conversion, provided that the conversion price is not less than $0.17 prior to the 180th day after issue. The Company received $322,250 net of OID and applicable fees. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $689,923 based on the Black Scholes Merton pricing model, a loss on issuance of $448,361 and a corresponding debt discount of $241,562 to be amortized utilizing the interest method of accretion over the term of the note. As of September 30, 2018, the Company fair valued the derivative at $833,718. In addition, $212,545 of the debt discount has been amortized to interest expense.

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

The first tranche of $420,000, net of $80,000 of OID and fees was received on August 7, 2018. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $311,461 based on the Black Scholes Merton pricing model, a loss on issuance of $6,682 and a corresponding debt discount of $241,562 to be amortized utilizing the interest method of accretion over the term of the note. As of September 30, 2018, the Company fair valued the derivative at $1,262,597. In addition, $83,532 of the debt discount has been amortized to interest expense.

NOTE 8 – PREFERRED STOCK

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

NOTE 9 – COMMON STOCK

Pursuant to the terms of the employment agreement with Erick Kuvshinikov, CEO, effective February 13, 2018, the Company granted Mr. Kuvshinikov 1,000,000 shares of common stock. The 1,000,000 shares of common stock were valued at $0.30, the closing stock price on the date of grant, for total non-cash expense of $300,000.

On September 27, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Auctus Fund, LLC pursuant to which, upon the terms and subject to the conditions thereof, Auctus is committed to purchase shares of the Company’s common stock at an aggregate price of up to $10,000,000 over the course of its 24-month term. The actual amount of proceeds received pursuant to each Put Notice (each, the “Put Amount”) is to be determined by multiplying the Put Amount Request by the applicable purchase price. The purchase price for each of the Purchase Shares equals 87.5% of the “Market Price,” which is defined as the lesser of the (i) lowest closing bid price of our common stock for any trading day during the five trading days immediately preceding the date of the respective Put Notice, or (ii) lowest closing bid price of the common stock for any trading day during the five trading days immediately following the clearing date associated with the applicable Put Notice (the “Valuation Period”). Within three trading days following the end of the Valuation Period, the Buyer will deliver the Put Amount to us via wire transfer. The Put Amount Request pursuant to any single Put Notice must have an aggregate value of at least $25,000, and cannot exceed the lesser of (i) 150% of the average daily trading value of the common stock in the five trading days immediately preceding the Put Notice or (ii) such number of shares of common stock that has an aggregate value of $300,000.

On September 27, 2018, pursuant to the terms of the Equity Purchase Agreement with Auctus Fund, LLC, the Company granted Auctus 400,000 shares of common as a commitment fee, subject to a 50% “true-up” on the value of the ccommitment shares. The true-up would occur on the earlier of (i) ten trading days after the Registration Statement is declared effective or (ii) ten trading days after six months from the Closing Date. At that time, if the share price is less than it was at the Closing Date, then additional shares would be issued such that the Buyer has received shares with a value of at least what 200,000 shares were worth at the Closing Date. The shares were valued at $0.39, the closing stock price on the date of grant, for total non-cash expense of $156,000. The $156,000 has been debited to prepaid expenses to be amortized when shares are purchased under the agreement.

NOTE 10 – STOCK WARRANTS

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

On July 31, 2018, in connection with and pursuant to the terms of the convertible promissory note dated July 31, 2018, with Auctus Fund, LLC, the Company issued warrants to Auctus Fund to purchase up to 500,000 shares of common stock. The warrants have an exercise price of $0.50 and expire in five years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $115,221 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.50, 2.85% risk free rate, 282.3% volatility and expected life of the warrants of 5 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2017	-	$-	$-

Issued	850,000	$0.50	$0.30
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2018	850,000	$0.50	$0.30

Exercisable, September 30, 2018	850,000	$0.50	$0.30

Range of Exercise Prices	Number Outstanding 9/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50	850,000	4.72 years	$0.50

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that there are no material subsequent events other than the following.

On October 1, 2108, the Company granted 1,000,000 shares of common stock to Unimaxcomm Ltd as compensation for Unimaxcomm’s financing of the current purchase orders of Smartphones.

On October 3, 2018, the Company granted 75,000 shares of common stock for services.

Pursuant to the terms of the convertible promissory note with Auctus Fund, LLC the second tranche of $212,250, net of $20,250 of OID and fees, was received on October 3, 2018.

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

Plan of Operation

Sector 5, Inc. is committed to offering the best in value computing solutions for the education, business, and consumer electronic markets in North America, and is a devoted member of the Google for Education partner program utilizing Chrome OS and Android OS. We are an OEM and ODM with extensive experience working with tier-1 designers, best-in-class suppliers, and Chinese factories to combine the strengths of East and West to create products with the latest technology, that are easy to use, and offer innovative features such as wireless charging and resilience in extreme environments. Being a purpose-driven organization is integral to our success, allowing us to focus on providing reliable market-tailored solutions that minimize costs of initial deployment and ongoing operations while maximizing user and administrator productivity, sets the standards for our commitment to excellent customer support and key account management, and enables us to have faster time to market, continue to provide fair pricing, and exceed market expectations. Sector 5’s promise to the world is defined by our pursuit of simplicity and innovation, and our commitment to service.

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

Sector 5 has also sold and delivered almost 153,000 low end smartphones using the Chrome OS. Sector 5 is focused on delivering Android OS type devices along with accessories for those devices.

Sector 5 is also bringing in various curved monitors for business, gamers and education uses.

We are currently negotiating contracts with established sales and marketing individuals and companies who can get Sector 5 branded products placed in the major retail channels.

During the 4th Quarter of this year, we plan to launch a number of products aimed at the educational market:

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

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues. Sales revenue for the three months ended September 30, 2018 were $5,884,941 as compared to $31,396 for the three months ended September 30, 2017, an increase of $5,853,545. The increase in sales for the three months ended September 30, 2018 is the result of the Company’s change in business model to sell branded electronic products including the sale of low-end smartphones using the Chrome OS.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2018 were $5,799,265 as compared to $26,211 for the three months ended September 30, 2017. The increase in cost of goods sold is in line with the sales mentioned above.

Advertising and Promotion. Advertising and promotion expenses for the three months ended September 30, 2018 was $11,362 and $2,824 for the three months ended September 30, 2017, an increase of $8,538 or 302.3%.

Officer Compensation. Officer compensation expense for the three months ended September 30, 2018 was $7,500 as compared to $0 for the three months September 30, 2017. Officer compensation consists of $2,500 per month to our CEO.

Professional Fees. Professional fees for the three months ended September 30, 2018 were $13,770 as compared to $28,720 for the three months ended September 30, 2017, a decrease of $14,950 or 52%. Professional fees consist of accounting, audit, legal and consulting expense. The decrease in the current period is due to a decrease in consulting expense.

Consulting – Related Party. During the three months ended September 30, 2018 we incurred $15,000 of consulting expense with a related party per the terms of an agreement with Sector Five, Inc., a privately held Delaware corporation, dated January 4, 2018. There was no related party consulting expense in the prior period.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2018 were $58,570 as compared to $11,995 for the three months ended September 30, 2017, an increase of $46,575 or 388.2%. The increase in general and administrative expenses is due to the process of implementing our new business model.

Other expense. Interest expense for the three months ended September 30, 2018 was $18,604 as compared to $854 for the three months ended September 30, 2017. For the current period we also incurred a loss on the issuance of a convertible note of $6,682, debt discount amortization of $200,653 and a loss in change of the fair value of a derivative of $1,177,658.

Net Loss. Net loss for the three months ended September 30, 2018 was $1,424,123 compared to $39,208 for the three months ended September 30, 2017. Net loss increased in the current period due to the $300,000 non-cash expense incurred for the issuance of common stock for officer compensation and total other expense of $1,403,597.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues. Sales revenue for the nine months ended September 30, 2018 were $6,949,200 as compared to $396,474 for the nine months ended September 30, 2017. The increase in sales for 2018 is the result of the Company’s change in business model to sell branded electronic products including the sale of low-end smartphones using the Chrome OS.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2018 were $6,861,246 as compared to $387,432 for the nine months ended September 30, 2017. The increase in cost of goods sold is the result of the Company’s sales revenue during the nine months ended September 30, 2018.

Advertising and Promotion. Advertising and promotion expenses for the nine months ended September 30, 2018 were $17,502 as compared to $5,519 for the nine months ended September 30, 2017, an increase of $11,983 or 217%.

Officer Compensation. Officer compensation expense for the nine months ended September 30, 2018 was $320,000 as compared to $0 for the nine months September 30, 2017. During the nine months ended September 30, 2018, the company issued 1,000,000 shares of common stock for total non-cash expense of $300,000. There was no such expense in the prior period.

Professional Fees. Professional fees for the nine months ended September 30, 2018 were $87,982 as compared to $115,590 for the nine months ended September 30, 2017, a decrease of $27,608 or 23.8%. The decrease in professional fees is due to decreased consulting expense for the nine months.

Consulting – Related Party. During the nine months ended September 30, 2018 we incurred $45,000 of consulting expense with a related party per the terms of an agreement with Sector Five, Inc., a privately held Delaware corporation, dated January 4, 2018. There was no related party consulting expense in the prior period.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2018 were $136,225 as compared to $45,709 for the nine months ended September 30, 2017, an increase of $90,516 or 198%. The increase in selling, general and administrative expenses is due to the implementation of a new plan of operations to sell branded electronic products.

Other expense. Interest expense for the nine months ended September 30, 2018 was $28,008 as compared to $3,431 for the nine months ended September 30, 2017. For the current period we also incurred a loss on the issuance of a convertible note of $455,043, debt discount amortization of $296,108 and a gain in change of the fair value of a derivative of $1,094,930.

Net Loss. Net loss for the nine months ended September 30, 2018 was $2,392,844 compared to $164,170 for the nine months ended September 30, 2017. Net loss increased in the current period due to the $300,000 non-cash expense incurred for the issuance of common stock for officer compensation as well as and total other expense of $1,874,089.

Liquidity and Capital Resources

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

Net Cash Used in Operating Activities

We used $561,671 of cash in operating activities for the nine months ended September 30, 2018, compared to $66,514 for the nine months ended September 30, 2017.

Net Cash Used in Investing Activities

We haven’t used any funds for investing activities for the nine months ended September 30, 2018 or 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was $562,226. We received $742,250 of proceeds from convertible noted payable, $31,626 from related parties and repaid $211,650 of related party debt. Net cash provided by financing activities was $65,649 during the nine months ended September 30, 2017, of which all was from related party loans.

On April 16, 2018, the Company executed a convertible promissory note with Auctus Fund, LLC for $350,000. The note bears interest at 10% per annum and matures on January 16, 2019. The Company received $322,250 net of OID and applicable fees.

On July 31, 2018, the Company executed a convertible promissory note with Auctus Fund, LLC for up to $1,500,000. Total consideration for Note is up to $1,392,500 ($1.5mil less $107,500 OID). The note bears interest at 10% per annum and matures twelve months from the effective date of each tranche. The first tranche of $420,000, net of $80,000 of OID and fees was received on August 7, 2018. Refer to Note 7 for additional detail.

The second tranche of $212,250, net of $20,250 of OID and fees was received on October 3, 2018.

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

None.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

SECTOR 5, INC.

DATE: November 19, 2018	By:	/s/ Erick Kuvshinikov
Erick Kuvshinikov
Chief Executive Officer and President
(Principal Accounting Officer
and Authorized Officer)

